Form 10-Q
period 1996-03-31
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1996-05-20
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

                        COMMISSION FILE NUMBER 33-68992

                            ------------------------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

               DELAWARE                                 13-3438814
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

9 WEST 57TH STREET, NEW YORK, NEW YORK                     10019
    (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
               OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-756-8900

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 1996 the registrant had 9,138,465 shares of common stock outstanding.

________________________________________________________________________________

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets -- March 31, 1996 (unaudited) and December 31, 1995.......................     3

     Consolidated Statements of Income for the three-month periods ended March 31, 1996 and 1995
      (unaudited)..........................................................................................     4

     Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995
      (unaudited)..........................................................................................     5

     Notes to Consolidated Financial Statements............................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............     9

Part II -- Other Information

Item 1. Legal Proceedings..................................................................................    15

Item 4. Submission of Matters to a Vote of Security Holders................................................    15

Item 6. Exhibits and Reports on Form 8-K...................................................................    15

Signatures.................................................................................................    16


     THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1995 AND POST-EFFECTIVE AMENDMENT NO. 1 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1 (NO. 33-80445) ARE CURRENTLY UNDER REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION (THE 'COMMISSION'). THE ONGOING REVIEW BY THE COMMISSION MAY RESULT IN CHANGES IN THE ACCOUNTING TREATMENT OF CERTAIN ITEMS CONTAINED IN THE REGISTRANT'S FINANCIAL STATEMENTS, WHICH CHANGES MAY RESULT IN ADJUSTMENTS TO FINANCIAL INFORMATION CONTAINED HEREIN. NO ASSURANCES CAN BE GIVEN THAT SUCH ADJUSTMENTS WILL NOT BE MATERIAL.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           1996            1995
                                                                                        -----------   -------------
                                                                                        (UNAUDITED)

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $  82,555       $120,279
     Receivables, net................................................................      182,186        165,989
     Inventories, net................................................................      126,216        129,848
     Other current assets............................................................       15,025         13,356
                                                                                        -----------    ------------
          Total current assets.......................................................      405,982        429,472
Property, plant and equipment, net...................................................      244,012        237,174
Goodwill, net of accumulated amortization of $21,917 and $21,519 at March 31, 1996
  and December 31, 1995, respectively................................................       93,396         95,887
Other noncurrent assets..............................................................       48,545         53,042
                                                                                        -----------    ------------
          Total assets...............................................................    $ 791,935       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................    $  67,404       $ 64,647
     Accounts payable................................................................      235,340        256,466
     Taxes currently payable.........................................................       12,124          8,996
     Accrued expenses................................................................       56,913         57,080
                                                                                        -----------    ------------
          Total current liabilities..................................................      371,781        387,189
Long-term debt.......................................................................      223,419        223,308
Deferred income taxes................................................................       16,546         18,180
Minority interests...................................................................       60,366         58,065
Other noncurrent liabilities.........................................................       23,987         31,786
                                                                                        -----------    ------------
          Total liabilities..........................................................      696,099        718,528
                                                                                        -----------    ------------
Commitments and contingencies........................................................       --             --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................       --             --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................           97             97
     Additional paid-in capital......................................................        9,653          9,653
     Treasury stock (611,535 shares).................................................      (23,200)       (23,200)
     Retained earnings...............................................................      138,787        138,552
     Cumulative foreign currency translation adjustment..............................      (29,501)       (28,055)
                                                                                        -----------    ------------
          Total stockholders' equity.................................................       95,836         97,047
                                                                                        -----------    ------------
          Total liabilities and stockholders' equity.................................    $ 791,935       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ----------------------------
                                                                                          1996             1995
                                                                                       -----------      -----------
                                                                                               (UNAUDITED)

Net sales...........................................................................    $ 530,390        $ 451,507
                                                                                       -----------      -----------
Operating expenses:
     Cost of sales..................................................................      442,204          374,449
     Selling, general and administrative expenses...................................       73,440           64,816
     Amortization of intangible assets..............................................          731              706
                                                                                       -----------      -----------
          Total operating expenses..................................................      516,375          439,971
                                                                                       -----------      -----------
Operating income....................................................................       14,015           11,536
                                                                                       -----------      -----------
Other income (expense):
     Interest income................................................................        1,992            1,994
     Interest expense...............................................................       (8,733)          (5,827)
     Other income...................................................................          157           --
                                                                                       -----------      -----------
          Total other income (expense)..............................................       (6,584)          (3,833)
                                                                                       -----------      -----------
Income from operations before income taxes and minority interests in earnings.......        7,431            7,703
Income taxes........................................................................       (2,071)          (4,063)
Minority interests in earnings......................................................       (4,120)          (2,599)
                                                                                       -----------      -----------
Net income..........................................................................    $   1,240        $   1,041
                                                                                       -----------      -----------
                                                                                       -----------      -----------
Net income per common share.........................................................         $.14             $.11
                                                                                       -----------      -----------
                                                                                       -----------      -----------
Weighted average number of common shares outstanding................................        9,138            9,181
                                                                                       -----------      -----------
                                                                                       -----------      -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          --------------------------
                                                                                             1996           1995
                                                                                          -----------    -----------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................................    $   1,240      $   1,041
  Items not affecting cash:
     Depreciation and amortization of intangible assets................................        8,930          7,853
     Minority interests in earnings, net...............................................        4,120          2,099
     Deferred income taxes and other items, net........................................       (5,914)          (146)
  Changes in working capital:
     Receivables.......................................................................      (20,227)        16,041
     Inventories.......................................................................          656        (14,250)
     Accounts payable and accrued expenses.............................................      (14,353)       (15,998)
     Taxes payable.....................................................................        3,322         (6,895)
     Other current assets..............................................................       (2,192)        (4,399)
                                                                                          -----------    -----------
          Net cash used in operating activities........................................      (24,418)       (14,654)
                                                                                          -----------    -----------
  Cash flows from investing activities:
     Expenditures for property, plant and equipment....................................      (17,918)       (13,183)
     Proceeds from disposal of assets..................................................        1,147          1,040
     Other investments.................................................................         (468)        (2,976)
                                                                                          -----------    -----------
          Net cash used in investing activities........................................      (17,239)       (15,119)
                                                                                          -----------    -----------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt..........................................        3,931          2,189
     Repayment of long-term bank borrowings............................................       (3,190)        (6,215)
     Net proceeds from short-term debt.................................................        3,983         28,666
     Common stock dividends............................................................       (1,005)        --
                                                                                          -----------    -----------
          Net cash provided by financing activities....................................        3,719         24,640
                                                                                          -----------    -----------
Foreign exchange effects on cash and cash equivalents..................................          214          3,771
                                                                                          -----------    -----------
Net decrease in cash and cash equivalents..............................................      (37,724)        (1,362)
Cash and cash equivalents at beginning of the period...................................      120,279         74,786
                                                                                          -----------    -----------
Cash and cash equivalents at end of the period.........................................    $  82,555      $  73,424
                                                                                          -----------    -----------
                                                                                          -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest..........................................................................    $   3,126      $   5,302
                                                                                          -----------    -----------
                                                                                          -----------    -----------
     Income taxes......................................................................    $   3,625      $  10,060
                                                                                          -----------    -----------
                                                                                          -----------    -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

1. BUSINESS DESCRIPTION

     As of March 31, 1996, TLC Beatrice International Holdings, Inc. ('TLC Beatrice' and together with its subsidiaries, the 'Company') and its subsidiaries was comprised of 11 operating entities and their subsidiaries located principally in western Europe. The Company's operating entities are engaged in the wholesale and retail distribution of food, groceries, household products and beverages, and the manufacture and marketing of ice cream and desserts, snacks, and beverages. Sales of these products are made to customers principally in western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 have not been audited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for such interim periods, are included. The results of operations for an interim period are not necessarily indicative of results for an entire year. The Company's Food Distribution segment shows relatively even sales and operating income throughout the year. The Grocery Products segment shows greater seasonality, with the majority of sales and operating income earned during the second and third quarters of the year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 9,138,465 and 9,180,965 for the three-month periods ended March 31, 1996 and 1995, respectively.

3. INVENTORIES

     Inventories consisted of the following components:


                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1996            1995
                                                                              -----------    ------------
                                                                              (UNAUDITED)
                                                                                    (IN THOUSANDS)

Raw materials and supplies.................................................    $  13,173       $ 10,860
Work in process............................................................          120             76
Finished goods.............................................................      113,889        120,189
                                                                              -----------    ------------
                                                                                 127,182        131,125
Less inventory reserves....................................................         (966)        (1,277)
                                                                              -----------    ------------
     Total.................................................................    $ 126,216       $129,848
                                                                              -----------    ------------
                                                                              -----------    ------------

4. ACCUMULATED DEPRECIATION

     At March 31, 1996 and December 31, 1995, accumulated depreciation on property, plant and equipment amounted to $172,996,000 and $164,797,000, respectively.

5. INCOME TAXES

     Income tax expense is comprised primarily of foreign taxes on income. The effective tax rate therefore differs from the U.S. Federal statutory rate as a result of differences among U.S. and foreign rates, losses of certain companies having no current tax benefits, credits allowable against foreign taxes and nondeductible expenses such as goodwill amortization.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

6. LITIGATION

     On May 20, 1994, Carlton Investments ('Carlton') filed a complaint against TLC Beatrice and the executrices of the Lewis Estate in the Supreme Court of the State of New York, County of New York, titled Carlton Investments v. TLC Beatrice International Holdings Inc., et al. Carlton alleges that TLC Beatrice breached the Stockholders' Agreement by paying a $22.1 million compensation package to Mr. Reginald F. Lewis, former Chairman of the Board and Chief Executive Officer of TLC Beatrice, and that Mr. Lewis tortiously interfered with the Stockholders' Agreement by procuring that breach for his personal enrichment. The tortious interference claim was subsequently dismissed by the court and is now pending appeal. TLC Beatrice is vigorously defending this action and has counterclaimed against Carlton. Carlton has moved to dismiss those counterclaims, which motion is pending. Carlton is seeking $11.5 million plus interest in damages and attorneys' fees and costs.

     On January 4, 1995, Carlton filed a stockholder derivative suit in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950. This suit alleges that from 1987 to 1993, Reginald Lewis and certain entities and individuals allegedly controlled by Mr. Lewis wasted and converted TLC Beatrice's assets and that the director defendants breached their fiduciary duties by authorizing or acquiescing in this waste of assets. Among other things, the derivative complaint, as amended, alleges (i) the alleged conversion of more than $2.1 million of TLC Beatrice's assets by Mr. Lewis as living expenses, (ii) Mr. Lewis' alleged procurement of board approval of at least $2.5 million paid by TLC Beatrice to reimburse Mr. Lewis for legal fees paid by Mr. Lewis to defend himself and certain of the director defendants against litigation unrelated to TLC Beatrice, (iii) the diversion of millions of dollars of TLC Beatrice assets at the direction of Mr. Lewis to TLC Group, L.P., an entity owned and controlled by Mr. Lewis, to or for the benefit of Mr. Lewis and entities owned or affiliated with him without any benefit to TLC Beatrice, (iv) the wrongful payment to Mr. Lewis of a $22.1 million compensation package weeks before his death and that his family failed to disclose to the Board that Mr. Lewis was allegedly terminally ill before the payment of the compensation package, and (v) the payment of extravagant compensation and severance packages to certain of Mr. Lewis' friends and family members. The derivative complaint also asserts that beginning in 1988, Mr. Lewis (i) caused TLC Beatrice to lease (and later purchase) an extravagantly large and costly jet airplane for his and his family's nearly exclusive use, both business and personal, (ii) caused TLC Beatrice to subsidize the rent for space that several Lewis-owned entities shared with TLC Beatrice at prime locations in New York, (iii) failed to disclose to the Board that he was receiving funds from Lewis & Clarkson after he withdrew from the firm, (iv) failed to disclose the retention by him of voting rights associated with common stock issued to management and (v) used the assets and corporate opportunities of French subsidiaries for his own personal purposes. Carlton also alleges as a basis for these claims that many of the transactions challenged were in breach of the Stockholders' Agreement. Named as defendants are the executrices of Mr. Lewis' estate, several entities allegedly controlled by the late Mr. Lewis, together with a number of current and former directors and a former officer of TLC Beatrice. TLC Beatrice is also named as a nominal defendant. Carlton seeks damages for TLC Beatrice in the amount of payments it alleges were improperly paid by TLC Beatrice, an accounting and Carlton's cost of suit and reasonable attorneys' fees. On February 7, 1995, TLC Beatrice joined with other defendants in filing a motion to dismiss or stay the derivative complaint and to dismiss various defendants and claims. The motion was denied on November 21, 1995. TLC Beatrice and the other defendants have filed answers and affirmative defenses to the derivative complaint. Discovery is proceeding. TLC Beatrice intends to vigorously defend against this suit and believes the allegations to be without merit. TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. Under certain circumstances the Registrant is obligated to reimburse the directors for their share of any judgment or settlement.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

     The ultimate outcome that may result from these matters may have a material adverse effect on the Company's consolidated financial condition or results of operations. No provision for any liability that may result from these matters has been made in the consolidated financial statements.

     TLC Beatrice and its subsidiaries are also involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation will not have a material adverse effect on the financial position or results of operations of the Company. See 'Part II, Item 1. Legal Proceedings.'

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-80445) are currently under review by the Securities and Exchange Commission (the 'Commission'). The ongoing review by the Commission may result in changes in the accounting treatment of certain items contained in the Registrant's financial statements, which changes may result in adjustments to financial information contained herein. No assurances can be given that such adjustments will not be material.

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other period.

     The Company's net sales, costs, assets and liabilities are for the most part denominated in local currencies. Therefore, results of operations, as stated in local currencies, and the Company's business practices and plans with respect to a particular country, are not significantly affected by exchange rate fluctuations. However, such results of operations as reported in U.S. dollars may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business in relation to the U.S. dollar. Results of operations of the Company's subsidiaries are translated into U.S. dollars on the basis of average exchange rates throughout the period. Assets and liabilities are translated into U.S. dollars on the basis of rates of exchange as of the balance sheet dates. Notwithstanding the fact that substantially all of the Company's cash flow is denominated in foreign currencies, such currencies have in the past generally fluctuated within a relatively well-defined range in relation to the U.S. dollar. Accordingly, although the Company has closely monitored its currency exposure in the past and will continue to do so, the Company believes that it is not necessary to hedge its overall foreign currency position at this time.

     Operations of the Company's Food Distribution segment are concentrated in France, and net sales, costs, assets and liabilities of these operations are therefore denominated almost exclusively in French francs. Operations of the Company's Grocery Products segment, however, are located in several European countries, including Spain, Ireland, Germany, Belgium, the Netherlands and France. Unless otherwise indicated, all percentage changes in segment operating results set forth below have been calculated based on local currency amounts.

     During   the  year  ended   December  31,  1995   the  Company  sold  three
subsidiaries: Artigel GmbH & Co. Kg ('Artigel'), a 70% owned ice cream manufacturer in Germany, and two wholly-owned ice cream distributors, Artic S.A. ('Artic') in Belgium and Artic France S.A.R.L. ('Artic France') in France. Artigel, Artic and Artic France had combined net sales in 1995 of $66.3 million. Artigel, Artic and Artic France are sometimes referred to collectively herein as the 'Northern Ice Cream Subsidiaries.'

RESULTS OF OPERATIONS

     The following table provides information concerning the Company's net sales and operating income, by segment, for the three months ended March 31, 1996 and 1995. The approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for such periods are shown in the table on page 10 below.

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1996        1995
                                                                                             --------    --------
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS)

Net Sales:
     Food Distribution....................................................................   $458,645    $376,953
     Grocery Products.....................................................................     71,745      74,554
                                                                                             --------    --------
          Total Net Sales.................................................................   $530,390    $451,507
                                                                                             --------    --------
                                                                                             --------    --------
Operating Income:
     Food Distribution....................................................................   $ 13,953    $ 12,668
     Grocery Products.....................................................................      3,634       1,967
                                                                                             --------    --------
     Segment Operating Income.............................................................     17,587      14,635
     Corporate Expenses...................................................................     (2,841)     (2,393)
     Amortization of Intangibles..........................................................       (731)       (706)
                                                                                             --------    --------
          Total Operating Income..........................................................   $ 14,015    $ 11,536
                                                                                             --------    --------
                                                                                             --------    --------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

     Net sales were approximately $530 million for the three-month period ended March 31, 1996, an increase of 17% compared to the corresponding period in 1995, or a 14% increase on a local currency basis. Excluding the net sales of the Northern Ice Cream Subsidiaries for the three-month period ended March 31, 1995, net sales would have increased 21%, or 17% on a local currency basis, in the first three months of 1996 versus the same period in 1995.

     The Food Distribution segment had net sales for the three-month period ended March 31, 1996 of $459 million, an increase of 22%, or a 18% increase on a local currency basis, over the comparable period in 1995. Wholesale sales relating to the Franprix network declined by 4% primarily reflecting lower volume due to a reduction in the number of franchisees in the network from 434 at March 31, 1995 to 401 at March 31, 1996. Also affecting wholesale sales was a 4% decline in sales to comparative Franprix stores from the first quarter 1996 versus the first quarter 1995. Net sales relating to the Leader Price network increased by 54% in the first quarter of 1996 versus the first quarter of 1995, relecting the additional volume created by the opening of 50 stores between March 31, 1995 and March 31, 1996.

     The Grocery Products segment had net sales in the first three months of 1996 of $72 million, a decrease of 4%, or 6% on a local currency basis, over the comparable period in 1995. Excluding the net sales of the Northern Ice Cream Subsidiaries for the three-month period ended March 31, 1995, net sales would have increased 15%, or 12% on a local currency basis, in the first quarter of 1996 versus the first quarter of 1995. The increase was due to higher sales experienced in all grocery product operations. Beverage operation sales increased 19% due to strong sales to customers in France. Snack operation sales increased 7% due to the introduction of price increases in the second quarter of 1995. The Company's Spanish ice cream operations, consisting of Interglas S.A. ('Interglas') and Helados La Menorquina S.A. ('La Menorquina'), also experienced sales growth in the first quarter of 1996 versus the comparable period in 1995. Net sales of Interglas increased by 5% due to increased yogurt sales and price increases in ice cream products. Net sales of La Menorquina increased by 10% primarily due to stronger sales to hotels and restaurants.

     Total combined segment operating income (operating income before corporate expenses and amortization of intangibles) for the three month period ended March 31, 1996 increased by 20%, or 17% on a local currency basis, over the comparable period in the prior year. Excluding the segment operating income of the Northern Ice Cream Subsidiaries in the first quarter of 1995, segment operating income would have increased by 12%, or 10% on a local currency basis, in the first three months of 1996 versus the comparable period in 1995.

     Operating income of the Food Distribution segment increased by 10%, or 7% on a local currency basis, in the first three months of 1996 compared to the first three months of 1995. The 48% increase in

Leader Price operating income, primarily reflecting the increase in the number of Leader Price stores from 165 in March 1995 to 215 in March 1996, was partially offset by a 27% decline in Franprix's operating income for the first quarter of 1996 versus the first quarter of 1995. The shortfall in Franprix's operating income was due on the wholesale level to a decline in sales of 7% and to a decline in gross margin due to continuing competitive pressures in the Paris food distribution business. On the retail level, the drop in operating income was due to increased business taxes, higher repairs and maintenance expenditures, poor performance of a newly opened Franprix store and one-time expenses associated with the closing of an underperforming store owned by the Company.

     Operating income of the Grocery Products segment increased by approximately $1.6 million to $3.6 million in the first quarter of 1996 compared to $2.0 million for the comparable period in 1995. Excluding the Northern Ice Cream Subsidiaries from 1995 results, operating income would have increased 22%, or 19% on a local currency basis, for the first quarter of 1996 versus the comparable period in 1995. Improved performance at Interglas, Tayto Ltd. ('Tayto') and the Company's beverage operations were slightly offset by lower operating income performance at La Menorquina. The increase in operating income of 13% at Interglas was attributed to increased sales and higher ice cream prices. Beverage operations posted an 11% increase in operating income due primarily to a 15% increase experienced at Frisdranken Industrie Winters B.V. ('Winters') reflecting a 15% increase in net sales and greater production efficiencies. Tayto, a manufacturer of potato chips and snacks in Ireland, recorded a 6% increase in operating income due to a 7% increase in net sales. La Menorquina experienced a small decline in operating income due to increased selling expenses.

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995.

                                                            NET SALES                        OPERATING INCOME
                                                ---------------------------------    ---------------------------------
                                                    PERCENT CHANGE                       PERCENT CHANGE
                                                   ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                                ----------------------     TOTAL     ----------------------     TOTAL
                                                              EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                                OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                                ----------    --------    -------    ----------    --------    -------

Segment
     Food distribution.......................       18%           4%         22%          7%           3%         10%
     Grocery products........................       (6)           2          (4)         77            8          85
     Grocery products, excluding Northern Ice
       Cream Subsidiaries....................       12            3          15          19            3          22
          Total..............................       14            3          17          17            3          20
          Total, excluding Northern Ice Cream
            Subsidiaries.....................       17            4          21          10            2          12

     Net income for the first quarter of 1996 increased by approximately $200,000 to $1.2 million, compared to $1.0 million in the first quarter of 1995. The increase was primarily due to higher operating income of $2.5 million and lower tax expense of $2.0 million offset by higher interest expense of $2.9 million and higher reported minority interest in earnings of $1.5 million. The decrease in tax expense was primarily attributable to deferred tax adjustments recorded in the first quarter of 1996. The increase in interest expense was primarily due to higher interest rates and increased indebtedness of the Company at March 31, 1996 versus March 31, 1995. Total indebtedness, short-term debt, current portion of long-term debt and long-term debt, was $290.8 million at March 31, 1996 versus $279.4 million at March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred significant indebtedness in connection with the acquisition of the international operations of the Beatrice Companies, Inc. in 1987 (the 'Acquisition'). All of the Company's original Acquisition-related indebtedness has been repaid. Management believes that the Company's current level of indebtedness, amounting to approximately $290.8 million at March 31, 1996, of which $223.4 million represents long-term debt and $67.4 million represents short-term debt and current portion of long-term debt, is such that no significant restrictions on future earnings or liquidity exist and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company, however, continues to monitor its level of indebtedness.

     Working   capital  financing  is  generally  available  to  each  operating subsidiary of the Company through short-term lines of credit and overdraft facilities from local banks. At March 31, 1996, TLC Beatrice's subsidiaries had lines of credit denominated in local currencies totalling $162.2 million, of which $108.5 million remained unused. The Company believes that cash flow from operations combined with local credit facilities are sufficient, in the aggregate, to meet anticipated working capital and capital spending requirements, as well as the Company's debt service requirements for the foreseeable future, including interest payments.

     At March 31, 1996, the Company had working capital of $34.2 million, compared to working capital of $42.3 million at December 31, 1995.

     On October 2, 1995, TLC Beatrice sold $175 million aggregate principal amount of 11.5% Senior Secured Notes due October 1, 2005 (the 'Notes'). Interest on the Notes is payable on April 1 and October 1 of each year, commencing April 1, 1996. The Notes rank pari passu in right of payment with all unsubordinated borrowings of TLC Beatrice and are secured by a security interest in a portion of the capital stock of certain of TLC Beatrice's subsidiaries and certain intercompany indebtedness. The Indenture relating to the Notes (the 'Indenture') permits TLC Beatrice's subsidiaries to incur additional indebtedness under certain circumstances, including up to $25 million for general corporate purposes under a Facility Agreement (the 'Credit Agreement'), described below, among Banque Paribas, Smurfit Paribas Bank Limited and TLC Beatrice International (Irish) Holdings Limited ('Irish Holdings') which is guaranteed by TLC Beatrice.

     The Notes are redeemable, at the option of TLC Beatrice, in whole or in part, at any time on or after October 1, 2000, at the redemption prices set forth in the Indenture plus accrued interest to the redemption date. In addition, upon one or more Public Equity Offerings (as defined in the Indenture) consummated prior to October 1, 1998, TLC Beatrice may at its option redeem up to $52.5 million aggregate principal amount of Notes from the proceeds thereof at 110% of the principal amount thereof plus accrued interest to the date of redemption.

     TLC Beatrice is required to offer to repurchase all outstanding Notes at 101% of principal amount plus accrued interest promptly after the occurrence of a Change of Control (as defined in the Indenture) with respect to TLC Beatrice. A Change of Control will generally be deemed to occur if (i) the Permitted Holders (as defined in the Indenture) shall beneficially own in the aggregate less than 20% of the aggregate voting power of all classes of Voting Stock (as defined in the Indenture) of TLC Beatrice; or (ii) any person or entity (other than a Permitted Holder) shall beneficially own either more than 50% of the aggregate voting power of all classes of Voting Stock of TLC Beatrice or shares of Voting Stock of TLC Beatrice representing aggregate voting power greater than that represented by the aggregate shares of Voting Stock then beneficially owned by the Permitted Holders; or (iii) any such person or entity shall elect a majority of the Board of Directors of TLC Beatrice. There can be no assurance that TLC Beatrice will have sufficient funds to repay the Notes should a Change of Control occur.

     The Indenture restricts, among other things, the ability of TLC Beatrice and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, incur liens, enter into sale and leaseback transactions, make restricted payments, enter into asset dispositions and engage in transactions with affiliates. The Indenture also limits the ability of TLC Beatrice and its Restricted Subsidiaries to enter into agreements that restrict the payment of dividends and other payments by any Restricted Subsidiary to the Company. In addition, the Indenture restricts the ability of TLC Beatrice to merge or consolidate with or transfer all or substantially all of its assets to another entity.

     Proceeds from the issuance of the Notes were used to repay: (i) a 485 million French franc (approximately $98.6 million at the September 30, 1995 foreign exchange rate) term loan (the 'Term Loan') due September 2001 of TLC Beatrice International Holdings France S.A. ('TLC France'), bearing interest at the Paris Interbank Offering Rate ('PIBOR') plus 1.75%; (ii) a 100 million French franc (approximately $20.3 million at the September 30, 1995 foreign exchange rate) subordinated term loan (the 'Subordinated Loan') due March 2002 of TLC France, bearing interest at PIBOR plus 3.5%, and a redemption fee of approximately $2 million which was due when the Subordinated Loan was repaid; (iii) 46 million French francs (approximately $9.3 million at the September 30, 1995 foreign exchange rate) and $16.3 million outstanding under a 137 million French franc revolving loan of Irish Holdings due October 31, 1995, bearing interest at LIBOR plus 1.30% and (iv) $15 million outstanding under a term loan due January 1996 of TLC Beatrice, bearing interest at 7.69%, which loan was guaranteed by certain subsidiaries of TLC Beatrice. The remaining proceeds were used for general corporate purposes. The Company recorded charges of $4.6 million in the quarter ended December 31, 1995 relating to the repayment of these facilities which is included in other income.

     On October 6, 1995, Irish Holdings entered into the Credit Agreement pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) and (b) an amount calculated as follows: 28 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.4 million at the December 31, 1995 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.1 million at the December 31, 1995 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of March 31, 1996, approximately $5.5 million (at the then-prevailing foreign exchange rate), was borrowed under the Credit Agreement.

     In the three months ended March 31, 1996, cash used in operating activities was $24.4 million.

     In the three months ended March 31, 1996, cash provided by financing activities was $3.7 million, primarily reflecting approximately $4.0 million in net proceeds from the issuance of short-term debt.

     In the three months ended March 31, 1996, cash used in investing activities was $17.2 million, primarily reflecting capital expenditures. The Company estimates its 1996 net capital expenditures will be approximately $57 million, primarily related to (i) the construction of a beverage manufacturing facility in France, (ii) the construction of a warehouse in Ireland in order to consolidate Tayto's warehouse operations and (iii) anticipated Leader Price store openings. During the first quarter of 1996, new French regulations were enacted which place certain restrictions on the opening of new food stores over 3,000 square feet in size. The Company can give no assurances as to how the regulations will be enforced. As many of the Company's planned new store openings for 1996 are already in progress, the Company does not anticipate that 1996 planned store openings will be significantly affected. However, future store openings could be adversely affected by the new regulations.

     The Company, including in certain circumstances TLC Beatrice, is a party to separate stockholder agreements with minority stockholders. Certain of these minority stockholders have the option to require the Company to purchase their interests in certain of the Company's subsidiaries in whole or in part at any time, and certain of these minority stockholders have the option to require the Company to purchase their interests in certain of the Company's subsidiaries in whole or in part on or after January 1, 1997 or upon cessation of such stockholder's employment with the Company for any reason. Solely for purposes of illustration, if all of such options were exercised in full, using the formula that would be in effect on January 1, 1997, the Company's aggregate purchase obligation in respect of the interests in such subsidiaries is estimated to be approximately $35 million as of December 31, 1995. Such amount would be likely to increase or decrease depending on when such options were exercised. The Company believes cash flows from operations together with its potential borrowing capacity will be sufficient to meet any purchase obligation that may result if any or all of such minority stockholders require the Company to purchase their interests in such subsidiaries. In addition, certain other minority stockholders have the right to require the Company to repurchase their shares in Distribution Leader Price and Retail Leader Price, and the Company has the right to acquire such shares, on or after July 1, 1997. If the put option is exercised after July 1, 1997, as long as the Notes remain outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at PIBOR. After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if such other minority stockholders were to have exercised their options to require the Company to purchase all their shares in such subsidiaries on December 31, 1995, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $91 million. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase prior to the exercise of such option, as to which no assurance can be given, the purchase price would increase materially. Due to the manner in which such purchase price would be calculated, the Company is not currently able to quantify what the purchase obligation would be. However, the Company believes that such purchase obligation would be material.

     As a consequence of the termination of certain long-standing income tax incentives in the Canary Islands as of December 31, 1991, transition rules were promulgated by the Spanish and Canary Island provincial governments. To preserve the tax advantages granted under these prior incentives, the transition rules required investments by TLC Beatrice's Canary Islands subsidiary, Interglas, in certain approved Canary Islands' investments. The unfulfilled investment requirement aggregated approximately $10.7 million at December 31, 1995 and must be made in 1996. A variety of investments are eligible, including productive machinery and equipment and/or local government interest-bearing bonds. To the extent the investment requirement is met by investment in productive machinery and equipment, Interglas is not entitled to claim the 25% investment tax credit normally allowable on such machinery or equipment. To the extent the requirement is satisfied by an investment in local government bonds, they must be held for a minimum of five years. For 1995, Interglas satisfied its investment requirement under the transition rules of approximately $10.4 million entirely from internal cash flow. If the Company cannot meet its investment requirements, then it would be required to pay taxes in an amount equal to 35% of its outstanding investment obligation. The Company has provided for deferred income taxes of approximately $3.7 million on its outstanding investment obligation under the transition rules.

     In addition, the Canary Islands instituted new tax incentives beginning in 1994. Interglas has taken advantage of these incentives and is required to make qualifying investments of $17.8 million by 1997 and an additional $17.5 million by 1998. The Company has provided for deferred income taxes on these requirements equal to the 35% tax rate on $35.3 million, or approximately $12.4 million, in the event that the required investment obligations are not fulfilled. The Company can give no assurances that changes in existing Canary Islands tax rules and requirements will not occur or that the Company will be able to make qualifying investments in the future. By reason of these uncertainties, the Company has recorded the potential full deferred tax liability. If the Company can fulfill these investment requirements, the deferred tax liability may be reversed depending upon relevant facts and circumstances existing at the time.

     TLC Beatrice is a defendant in lawsuits with Carlton Investments alleging, among other things, a breach of the Stockholders' Agreement, waste of corporate assets and breaches of fiduciary duties. TLC Beatrice intends to vigorously defend against these actions and believes these allegations to be without merit. TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. The ultimate outcome that may result from these matters may have a material effect on TLC Beatrice's consolidated financial condition and/or results of operations. See Note 6 of Notes to Consolidated Financial Statements included herein under
Part I.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K for the year ended December 31, 1995, the Company is a defendant in certain legal proceedings in Delaware and New York, brought by Carlton Investments. See Item 3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and Note 6 to the Consolidated Financial Statements included herein under
Part I.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On January 19, 1996, the holders of 4,678,260 shares of common stock of the Registrant (being a majority of the outstanding shares of common stock of the Registrant) entered into a written consent.

     (b) By such consent, the said stockholders consented to the adoption of a Restated Certificate of Incorporation of the Registrant, which Restated Certificate of Incorporation (i) restated the Registrant's Certificate of Incorporation and various amendments thereto and (ii) increased the number of authorized shares of common stock from 11 million to 15 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

    27. Financial Data Schedule.

     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TLC BEATRICE INTERNATIONAL
                                        HOLDINGS, INC.



Date: May 20, 1996                     By        /s/ Loida N. Lewis
                                          ................................
                                                   LOIDA N. LEWIS
                                                     CHAIRMAN



Date: May 20, 1996                     By      /s/ Peter Offermann
                                         .................................
                                                 PETER OFFERMANN
                                             EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER