Form 10-K405/A
period 1995-12-31
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1996-07-11
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

(MARK ONE)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1995 OR
[ ]        TRANSITION  REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934 FOR THE TRANSITION
           PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 33-68992

                            ------------------------
                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 13-3438814
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                   9 WEST 57TH STREET                                              10019
                   NEW YORK, NEW YORK                                            (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 756-8900

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                               None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ['ch'] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ['ch']

     As of May 31, 1996, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 9,138,465 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

________________________________________________________________________________

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                          OR
                                                                                                       REFERENCE
                                                                                                      -----------

                                              PART I
ITEM  1. Business..................................................................................         1
ITEM  2. Properties................................................................................         8
ITEM  3. Legal Proceedings.........................................................................         8
ITEM  4. Submission of Matters to a Vote of Security Holders.......................................        13

                                              PART II
ITEM  5. Market for Registrant's Common Equity and Related Stockholder Matters.....................        14
ITEM  6. Selected Financial Data...................................................................        15
ITEM  7. Management's Discussion and Analysis of Financial Condition and Results of Operations.....        17
ITEM  8. Financial Statements and Supplementary Data...............................................        27
ITEM  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......        27

                                             PART III
ITEM 10. Directors and Executive Officers of the Registrant........................................        28
ITEM 11. Executive Compensation....................................................................        30
ITEM 12. Security Ownership of Certain Beneficial Owners and Management............................        39
ITEM 13. Certain Relationships and Related Transactions............................................        41

                                              PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................        45

                                     PART I

     As used in this Report, unless the context otherwise requires, 'TLC Beatrice' refers to TLC Beatrice International Holdings, Inc. and references to the 'Company' shall mean TLC Beatrice and its subsidiaries, certain of which subsidiaries are not wholly-owned, directly or indirectly, by TLC Beatrice. References in this Report to 'subsidiaries' refer to both TLC Beatrice's wholly-owned and majority owned subsidiaries, unless the context otherwise requires. TLC Beatrice's operations are conducted entirely through its subsidiares.

ITEM 1. BUSINESS

     The Company is an international food and grocery products company with operations in western Europe. The Company's operations are comprised of two segments: Food Distribution and Grocery Products. Food Distribution operations are concentrated in the wholesale and retail distribution of dry groceries, beverages, household products and frozen food in France. Through its Grocery Products segment, the Company manufactures and markets ice cream and dessert products, potato chips, snacks and beverages principally in selected western European markets. The Company's business is conducted principally through 12 entities (the 'Principal Companies') and their respective subsidiaries, which have sales in over 20 countries and manufacturing facilities in six countries.

     The table below sets forth the percentage of TLC Beatrice's direct and indirect ownership, and country of organization, of each of the Principal
Companies:

                                                                 PERCENTAGE                    COUNTRY
                       PRINCIPAL COMPANY                         OWNERSHIP             OF ORGANIZATION
- ---------------------------------------------------------------- ----------    -----------------------

FOOD DISTRIBUTION
  Franprix
     Etablissements Baud S.A. (wholesale operations)                 97.0%                      France
     Minimarche Group (retail operations)                            74.0                       France
  Leader Price
     Distribution Leader Price S.A. (wholesale operations)           51.0                       France
     Retail Leader Price Group (retail operations)                   51.0                       France
  Other
     Boissons du Monde H.P.S.A.                                     100.0                       France
GROCERY PRODUCTS
  Ice Cream
     Helados La Menorquina S.A.                                      77.4                        Spain
     Interglas S.A.                                                  60.0       Spain (Canary Islands)
  Potato Chips and Snacks
     Tayto, Ltd.                                                     97.4                      Ireland
  Beverage
     Frisdranken Industrie Winters B.V.                             100.0                  Netherlands
     Sunco N.V.                                                      80.0                      Belgium
     Bireley's California Orange (Thailand) Co. Ltd.                 87.9                     Thailand
     Saint Alban Boissons S.A.                                       95.0                       France

     The Company's operations are decentralized, enabling local management to develop and implement business plans tailored to local market conditions. Generally, the management of each subsidiary has primary responsibility for such subsidiary's day-to-day operations. Management of each individual operating company is responsible for attaining financial and other goals established jointly with, and then monitored by, corporate and segment management. In the case of Etablissements Baud S.A. ('Baud'), Bireley's California Orange (Thailand) Co. Ltd. ('Bireley's'), Saint Alban Boissons S.A., Distribution Leader Price S.A. ('Distribution Leader Price'), Interglas S.A. ('Interglas'), Helados La Menorquina S.A. ('La Menorquina'), the Minimarche Group
('Minimarche'), the Retail Leader Price Group ('Retail Leader Price'), Sunco N.V. ('Sunco') and Tayto, Ltd. ('Tayto'), management includes local minority stockholders. See ' -- Relationships with Minority Stockholders.'

     For a discussion of certain business segment and geographic data, see Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 18 of Notes to Consolidated Financial Statements.'

FOOD DISTRIBUTION

     The Company is a major wholesale and retail distributor of dry groceries, beverages, household products and frozen food, operating through its Franprix and Leader Price networks. The Company's Franprix network consisted at December 31, 1995 of 412 supermarkets and superettes in the Paris metropolitan area. The Leader Price network consisted at December 31, 1995 of 206 stores. Boissons du Monde, H.P.S.A., which began operations in 1992, principally distributes beverages to French supermarkets. The objectives of the Company's Food Distribution segment are (1) to preserve its leading position in the Paris metropolitan area under the Franprix name and (2) to capitalize on the trend toward discount retailing by increasing its operations throughout France and by entering neighboring European markets under the Leader Price name.

  FRANPRIX

     Franprix stores are generally neighborhood supermarkets and superettes carrying an assortment of 4,000 to 6,000 grocery products. Of the 412 supermarkets and superettes in the Franprix network, 31 are owned and operated by Minimarche and 381 are owned and operated by franchisees. The Franprix stores are supplied with dry groceries, beverages, household products and frozen food by Baud, the Company's wholesale distribution subsidiary. Baud distributes such products on a wholesale basis almost exclusively to Franprix stores, and distributes a small amount of such products to smaller, unaffiliated stores. Based on published industry data for 1995, the Franprix network has the largest number of supermarkets in the Paris metropolitan area, approximately 25% of the total number, and the most supermarket selling space in the supermarket category (supermarkets are categorized as those stores with 4,000 to 25,000 square feet of selling space). At present, approximately one-half of the Franprix stores are superettes, with a size of 3,800 square feet. Franprix has no stores in the hypermarket category, which are stores in excess of 25,000 square feet of selling space.

     The Paris metropolitan area constitutes the largest consumer market in France, with approximately ten million people. The Franprix outlets are generally in densely populated areas where there is limited direct competition from larger supermarkets and hypermarkets. The Company believes that Baud's strong competitive position in the highly visible Paris market has enabled it to negotiate attractive discounts, rebates and promotional allowances from food and grocery manufacturers.

     Under the Company's franchise agreements with its Franprix franchisees, the franchisees are obligated to purchase their dry groceries, beverages, household products and frozen food exclusively from the Company and are required to use the Franprix name. The franchisees are free to purchase other goods from other sources. The Company does not receive any franchise or other fees from its Franprix franchisees. The consideration the Company receives is reflected in the prices charged for the products purchased. The Company has a right of first refusal on franchised Franprix stores if a franchisee desires to sell his store to a third party.

     The Company provides marketing support to the Franprix stores, including advice on store layout and appearance, product mix and promotional materials. The Company also promotes a program called 'Super Discount', under which the Company offers 100 to 150 items at discount prices to increase traffic and purchases in the Franprix stores. Forward buying of these items, along with promotional allowances from suppliers, enable both the Company and Franprix stores to maintain their margins on Super Discount goods despite the lower prices offered to consumers.

     In addition to selling brand name products, the Company markets goods under several private label brand names (including Leader Price), which accounted for approximately 28% of Baud's total net sales in 1995. Private label products, which are generally priced below comparable brand name products to appeal to price sensitive customers, provide the Company with additional leverage in negotiations with brand suppliers.

     Franprix franchisees are generally independent entrepreneurs. Many have a long affiliation with the Baud organization. Of the 412 stores in the Franprix network, 31 are owned by the Company and

11 are owned by children of the late Jacques Baud, a former Vice President of Baud. These 42 stores represent approximately 18% of total Baud sales and approximately 10% of the number of stores in the network. The 31 stores owned by the Company represent approximately 14% of total Baud sales and approximately 8% of the number of stores in the network. Company-owned Franprix stores operate under the same arrangements with Baud as franchised Franprix stores. Of the Franprix stores not owned by the Company or the children of Jacques Baud, 92 are owned by an affiliated group consisting of members of a single family, and 50 are owned by franchisees who have five to seven stores each. Each of the remaining franchisees has one or two stores.

     Baud distributes dry grocery products from its 600,000 sq. ft. warehouse at Chennevieres located nine miles from the center of Paris. Baud also leases a 200,000 square foot facility from which it delivers bulk products. Its efficiently run distribution system is designed and managed to make deliveries on a cost effective basis in the congested Paris metropolitan area via its fleet of 200 leased trucks. Baud receives orders from a computer controlled system, which facilitates delivery scheduling and inventory management.

  LEADER PRICE

     In 1991, in response to increasing consumer demand for lower priced products, the Company developed a range of items under the Leader Price brand name which were initially introduced in certain Franprix stores. Since then, the Company has expanded the concept to include Leader Price stores which carry a limited range of approximately 1,400 items, almost all of which carry the Leader Price brand name. Of the 206 Leader Price stores, 168 are wholly or partially owned by the Company's Retail Leader Price subsidiary. Leader Price's wholesale activities are conducted by the Company's Distribution Leader Price subsidiary. Leader Price stores are obligated to purchase all products except produce from the Company.

     The Company's objective with Leader Price is to offer consumers good quality products with prices at least 20%, and as much as 50%, below national brands. It is common practice for French food distributors to offer products in three price ranges: higher priced national brands; store brands or secondary brands at 15 to 25% lower prices; and discount products at 20 to 50% lower prices. Leader Price products offer consistent quality at discount prices.

     Leader Price stores are clean, well-ordered and brightly lit. The sizes, which typically range from 7,000 to 10,000 square feet of selling space, are comparable to traditional supermarkets in France. Racks for the products are simple in design, facilitate frequent restocking and display products in an attractive way. The product range of approximately 1,400 items is one-quarter that of an average Franprix supermarket, which improves product turnover and simplifies product handling. Labor costs are minimized by the limited product range and by eliminating labor-intensive departments such as bakery, delicatessen and meat cutting. The everyday low price policy results in reduced time and expense required to change product prices.

     Leader Price stores are all required to offer the same range of products and have similar store layouts. Store operations are closely monitored with respect to labor costs and other expenses. The lower costs and investment required in a Leader Price store compared to a traditional supermarket permit store profitability to compare favorably with that of a traditional supermarket despite lower selling prices. Leader Price stores are required to offer the same products at the same prices and require uniform layout, signage, operating practices and staffing.

     As of December 31, 1995, the Leader Price network had 206 stores, of which 168 were wholly or partially owned by the Company and 38 were franchised. The Company intends to control more than 50% of the Leader Price network through direct ownership and minority equity stakes with select franchisees which carry rights providing elements of control. The Company believes this approach ensures greater control over store operations and standards as the network expands. As with Franprix, the Company does not receive any franchise or other fees from franchisees. The consideration the Company receives is reflected in the prices charged for the products purchased. The Company has a right of first refusal on franchised Leader Price stores if a franchisee desires to sell his stores to a third party.

     The Leader Price stores are serviced from Distribution Leader Price's warehouse at Gretz, near Paris. The warehouse was constructed to the Company's specifications and became fully operational in the latter part of 1993. The facility has 550,000 sq. ft. of warehousing space, as well as administrative facilities to process orders. Order entry, delivery and inventory management systems are computer based, and electronic ordering systems are in place. The Company uses outside transportation to supply the Leader Price stores. The Company believes this arrangement permits it to respond to growth in the Leader Price network not only in the Paris area but also in other areas of France where Company-owned trucks would not be cost effective. For example, since many agricultural products are shipped from the south of France to processors in the Paris area, relatively low back-haul costs permit Leader Price products to be shipped efficiently to stores located in the southern part of the country. Deliveries are managed so that, in general, full truckloads are delivered to stores, reducing delivery times and loading costs.

  GROCERY PRODUCTS

     The Company is a major ice cream manufacturer and marketer in Spain, including the Canary Islands and, to a lesser extent, the Balearic Islands, and is the leading manufacturer of potato chips and snacks in the Republic of Ireland. The Company also manufactures and markets a variety of beverages and soft drinks. The Company's strategy for its Grocery Products segment is to develop new products designed to appeal to a variety of consumers, to differentiate the Company's branded products from those of its competitors and to focus its resources on products with strong market share or potential for growth.

  ICE CREAM AND DESSERTS

     The Company manufactures ice cream products in Spain, including the Canary Islands and the Balearic Islands, and markets such products throughout western Europe. Increasing market integration in Europe has led the Company to emphasize a greater degree of uniformity of ingredients, composition and packaging of its ice cream products so that they may be sold without modification in all European Union countries. In Spain and the Canary Islands, the Company's most important product categories are ice cream novelties which are purchased on impulse for immediate consumption and ice cream desserts.

     La Menorquina, operating in Spain, including the Balearic Islands, and Portugal, has established itself as a supplier to the restaurant sector by developing sophisticated ice cream desserts. Examples of these desserts include frozen natural orange, apple, coconut and other fruit shells filled with natural fruit-flavored ice cream, multi-layer ice cream cakes and frozen desserts in stylized ceramic dishes. While supermarkets are not currently major outlets for ice cream in these markets due to consumption habits and the small size of home freezers in such markets, the Company has developed products that are suitable for this 'take home' sector of the market as it develops. La Menorquina also sells its products to the Company's other ice cream subsidiaries for distribution in their markets and exports to unaffiliated customers in other countries. Approximately 40% of La Menorquina sales during the year ended December 31, 1995 were derived from products developed during the last three years.

     In the Canary Islands, Interglas is the leading ice cream supplier under its Kalise brand name, and has a significant share of the yogurt and desserts market. In 1995, approximately 64% of the Company's ice cream sales were high margin ice cream novelties, cakes and specialty frozen desserts. The Company has increased its sales by developing innovative products that are designed to appeal to the over six million tourists who visit the Canary Islands each year.

  POTATO CHIPS AND SNACKS

     The Company, through Tayto, has a dominant position in the Irish potato chip market and is the leading manufacturer of processed snacks in Ireland. During 1995, the Company believes that its market shares in these markets, based on net sales, were approximately 62% and 41%, respectively. Under its primary brand name, Tayto, and secondary brand name, King, the Company distributes to approximately 6,000 outlets, representing nearly all of the points of sale in Ireland where snack products are sold. The Company strives to manufacture the highest quality products, receiving the Irish Quality Mark, which now appears on Tayto's packaging, in each year from 1990 through 1995.

     The Company continually develops new and innovative products to appeal to a variety of customers. For example, the Company has developed a number of premium products designed to appeal to adults, such as a wavy chip under the Tayto Ripples brand name. Tayto recently launched a new range of corn chips under the Texicanos brand name aimed at teenagers and young adults using a marketing campaign highlighting figures from the history of Texas.

  BOTTLING OPERATIONS

     The Company's principal bottling operations consist of Frisdranken Industrie Winters B.V. ('Winters') and Sunco, each of which produces soft drinks on a contract basis for supermarket private labels and major international brands. The Company also manufactures and markets a variety of beverages and soft drinks under the Company's own brand names. Winters, located in the Netherlands, produces soft drinks, principally in cans, for sale throughout western Europe. Sunco, located in Belgium, produces soft drinks in plastic and glass bottles for sale principally in Belgium, France and Germany. Bireley's, well-known in Thailand, is a marketer of non-carbonated orange drinks and other beverages in that country. In 1996, the Company acquired the assets of S.A. des Eaux Minerales de St. Alban les Eaux, a French mineral water bottler.

CUSTOMERS AND COMPETITION

     The Company believes that its aggregate sales are not concentrated in, or materially dependent on, any single customer or small group of customers. However, certain individual markets in which the Company competes are subject to a high degree of customer concentration by one or a few supermarket chains or buying cooperatives. For example, a group consisting of members of a single family which owns 92 Franprix stores accounted for approximately 31% of 1995 sales by Baud in France.

     The Food Distribution and Grocery Products segments in general are very competitive, and the Company faces substantial competition throughout its activities and product lines from many companies, some of which have greater financial resources than the Company and some of which offer other, better-known branded products. Competition in the Food Distribution segment is largely a function of service and price. Competition in the Grocery Products segment is generally based on quality, product innovation, price, availability and brand name recognition.

     The Company's main competitors in its Food Distribution segment are Carrefour S.A., Promodes and Docks d' France. In its Grocery Products segment, the Company's main competitors are United Biscuits U.K. Ltd. in the potato chip and processed snack markets and Nestle S.A., Unilever PLC and Danone S.A. in the ice cream, yogurt and frozen dessert markets. The Company believes it competes effectively on the basis of the factors affecting its industry segments.

RAW MATERIALS

     Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its grocery products. Primary items include milk powder, butter, potatoes, vegetable oil and sugar. None of the raw materials for the Company's significant products are currently in short supply and most are available from many different independent suppliers. Prices of agricultural commodities tend to fluctuate in response to various seasonal, climatic and economic factors, which generally affect the Company's competitors as well.

TRADEMARKS, TRADE NAMES AND LICENSES

     The Company has locally registered trademarks for many of its products. Trademarks are important to the Company because local brand name recognition is critical to its success.

     In 1987, Beatrice Companies, Inc. assigned the trade name and trademark Beatrice to the Company for use on its products anywhere in the world, except the United States. However, Beatrice Companies, Inc. and its affiliates are permitted to use the trade name and trademark Beatrice in connection with products which they manufacture or distribute anywhere in the world. Although the name Beatrice is contained in the Company's trade name and is part of its corporate identity, it is not currently anticipated that the name Beatrice will be used by the Company to a significant degree as an identifying trademark in connection with local product marketing and sales.

     In 1992, Geimex, a French limited liability company partially owned by Jean Baud ('Geimex'), assigned to the Company ownership of the Leader Price trademark and the exclusive right to use the trademark in the French territory pursuant to an Assignment of Trademark (the 'Leader Price License') which superseded a prior licensing agreement. Pursuant to the Leader Price License, the Company agreed not to expand the Leader Price trademark to foreign countries and granted to Geimex an exclusive license to use the trademark in the overseas French territories in return for which Geimex agreed to grant any foreign third parties only the right to distribute, and not the right to manufacture, products under the Leader Price trademark. In addition, pursuant to the Leader Price License, Geimex granted to the Company a right of first refusal prior to assigning to a foreign third party any rights under the Leader Price trademark, and the shareholders of Geimex granted to the Company a right of first refusal prior to selling all or any portion of their shares of Geimex. The Company anticipates entering into arrangements for using the Leader Price name outside the French territory. However, no assurance can be given that the Company will succeed in entering into such arrangements.

     The Company is not aware of any factors which would adversely affect its ability to utilize any of its major trademarks. Patents are not considered material to the conduct of the Company's business.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 4,600 employees, although the number of employees may vary by as many as 1,000 from time to time based on the Company's seasonal needs. TLC Beatrice's subsidiaries are managed by local nationals. Substantially all of the Company's full-time employees, other than management personnel, are hourly employees represented by unions. Management of the Company believes no single union relationship or agreement is material to the Company's aggregate results. Labor relations, including compensation and severance, are governed by local law. The Company believes its relations with its employees are generally good. During the past five years, no subsidiary has experienced any work stoppage or labor-related problem material to such subsidiary or the Company as a whole.

GOVERNMENTAL REGULATION

     Virtually all of the Company's operations are subject to the laws and regulations of foreign countries, which differ from country to country, as well as the laws and regulations of the United States. The production, distribution and sale of many of the Company's products are subject to governmental regulation regarding the production, sale, safety, sanitation, labeling and ingredients of such products in the various countries in which the Company operates. In addition, in various markets the manufacture of many of the Company's products is subject to governmental regulation relating to the discharge of materials into the environment.

     Compliance  with   existing  legislation   and  regulations   relating   to
environmental matters has not had, and is not expected to have, a material adverse effect on the Company's capital expenditures or results of operations.

RELATIONSHIPS WITH MINORITY STOCKHOLDERS

     Certain of TLC Beatrice's operating subsidiaries have local minority stockholders whose equity interests in these subsidiaries range from 2.6% to 49%. The subsidiaries that have the largest equity interests owned by local stockholders include Distribution Leader Price (49%), Retail Leader Price (49%), Interglas (40%), Minimarche (26%) and La Menorquina (22%). In most cases, the local stockholders are responsible for the management of these subsidiaries.

     The Company believes that equity participation by local management is beneficial in that it gives them a direct interest in the business which they manage and thus provides an incentive to enhance performance of that business. While the Company believes that it generally has satisfactory relationships with the management of its subsidiaries, the ability of the Company to achieve its earnings and other objectives could be adversely affected if relations with certain local stockholders were not satisfactory.

     The minority stockholders of Distribution Leader Price and Retail Leader Price, directly or indirectly, are various members of the Baud family and a corporate entity controlled by the Baud family (collectively, the 'Baud Minority Stockholders'). Pursuant to certain agreements entered into in 1992, the Company is obligated under certain circumstances to purchase the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price. The agreements provide that prior to June 30, 1997, if certain members of the Baud family cease to hold their management positions with the applicable company and the Company fails to propose and vote in favor of one of certain members of the Baud family as a replacement, the Baud Minority Stockholders have the right to require TLC France, and TLC France has the right, to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price and Retail Leader Price. In addition, at any time on or after July 1, 1997 and prior to June 30, 2027, the Baud Minority Stockholders have the right to require TLC France, and TLC France has the right, to purchase all of the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price without restriction. The option price under such agreements is based on a formula calculated at the time of exercise which sets a purchase price at a multiple of the average annual net income per share of Distribution Leader Price and Retail Leader Price, as applicable, for the two fiscal years prior to exercise, with a guaranteed minimum return on the Baud Minority Stockholders' aggregate investment if an option is exercised prior to July 1, 1997. The Company does not intend to permit the circumstances to arise that would enable the Baud Minority Stockholders to exercise their right to require the Company to purchase their shares of Distribution Leader Price and Retail Leader Price prior to July 1, 1997. If the put option is exercised after July 1, 1997, and as long as TLC Beatrice's 11.5% Senior Secured Notes due October 1, 2005 (the 'Notes') are outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at the Paris Interbank Offering Rate ('PIBOR'). After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if the Baud Minority Stockholders were to have exercised their options to require TLC France to purchase all their shares of Distribution Leader Price and Retail Leader Price on December 31, 1995, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $91 million. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase prior to the exercise of such option, as to which no assurance can be given, the purchase price would increase materially. Due to the manner in which such purchase price would be calculated, the Company is not currently able to quantify what the purchase obligation would be. However, the Company believes that such purchase obligation would be material.

     In addition to the foregoing, the Company, including in certain circumstances TLC Beatrice, is a party to separate stockholder agreements with certain other local minority stockholders of Baud, Sedipro, S.A. and Minimarche (collectively, the 'Other Baud Stockholders') and certain other minority stockholders. Certain of these agreements and the by-laws of certain subsidiaries restrict the sale of the minority stockholders' interest or require the Company or the minority stockholders, as the case may be, to offer to sell their shares to the other stockholders prior to selling such shares to a third party and/or require the Company to purchase these interests under certain circumstances. Certain of these local minority stockholders have the option to require the Company to purchase their interests in whole or in part at any time and certain of these local minority stockholders have the option to require the Company to purchase their interests in whole or in part on or after January 1, 1997 or upon cessation of such stockholder's employment with the Company for any reason. Solely for purposes of illustration, if all of such options were exercised in full, using the formula that would be in effect on January 1, 1997, the Company's aggregate purchase obligation is estimated to be approximately $35 million as of December 31, 1995. See Part II, Item 7. 'Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Liquidity and Capital Resources' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 6 of Notes to Consolidated Financial Statements.'

ITEM 2. PROPERTIES

     The Company's principal executive offices are located at 9 West 57th Street in New York City, where the Company currently leases approximately 7,000 square feet of space. The lease for this space expires June 30, 2003. The Company has leased this space since March 1995 when it amended its prior lease for 23,000 square feet in the same building. Net base rental expense for the Company's current executive office space is approximately $362,000 per annum over the life of the lease. In addition, as a fee for the amendment to the Company's prior lease, the Company paid $500,000 in each of 1994 and 1995, and will make annual payments of $800,000 in each of 1996 through 1999. The Company also maintains divisional offices for its Food Distribution operations in Paris, France and its Grocery Products operations in Ninove, Belgium. Rental expense for leased property in the Food Distribution division office was approximately $189,000, $222,000 and $266,000 in 1993, 1994 and 1995, respectively. Rental expense for the Grocery Products division office was approximately $19,000 in each of 1993, 1994 and 1995.

     The Company also owns and leases manufacturing plants, warehouse distribution centers, retail stores and other facilities in the various countries in which it operates. The Company believes the facilities are suitable and adequate for the conduct of its business. The following table sets forth information with respect to the approximate number of facilities owned or leased as of December 31, 1995:

                              MANUFACTURING      DISTRIBUTION           OTHER              TOTAL
                             ---------------    ---------------    ---------------    ---------------
                             OWNED    LEASED    OWNED    LEASED    OWNED    LEASED    OWNED    LEASED
                             -----    ------    -----    ------    -----    ------    -----    ------

Food Distribution.........      0        0         7       137       0         2         7       139
Grocery Products..........      9        1        14        32       2         1        25        34
                             -----    ------    -----    ------    -----    ------    -----    ------
     Total................      9        1        21       169       2         3        32       173
                             -----    ------    -----    ------    -----    ------    -----    ------
                             -----    ------    -----    ------    -----    ------    -----    ------

     The aggregate rental expense for leased property for the Food Distribution operations was $11.1 million, $12.4 million and $17.6 million in 1993, 1994 and 1995, respectively. The increase from 1993 through 1995 is primarily attributable to the expansion of the Leader Price network. The aggregate rental expense for leased property for the Grocery Products operations was $7.4 million, $4.1 million and $2.3 million in 1993, 1994, and 1995, respectively. The decline in Grocery Products rental expense from 1993 through 1995 reflects subsidiary dispositions throughout the time period.

ITEM 3. LEGAL PROCEEDINGS

     TLC BEATRICE IS A DEFENDANT IN CERTAIN LEGAL PROCEEDINGS BROUGHT BY CARLTON INVESTMENTS, A CALIFORNIA LIMITED PARTNERSHIP ('CARLTON'), AS DESCRIBED BELOW. NOTWITHSTANDING THE INFORMATION SET FORTH IN THIS REPORT, TLC BEATRICE RESERVES ANY AND ALL CLAIMS OR DEFENSES THAT IT HAS OR MAY HAVE AGAINST CARLTON.

     On May 20, 1994, Carlton, formed and controlled by former officers and employees of Drexel Burnham Lambert, Inc. ('Drexel'), filed a two-count Complaint against TLC Beatrice and against Mrs. Loida Nicolas Lewis, the Chairman and Chief Executive Officer of TLC Beatrice, and Ms. Leslie N. Lewis, a Director of TLC Beatrice and a daughter of Loida Nicolas Lewis, as Executrices of The Estate of Reginald F. Lewis (the 'Lewis Estate') titled, Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., Index No. 114798/94, Supreme Court of the State of New York, County of New York. Reginald
F. Lewis was TLC Beatrice's founder and served as its Chairman and Chief Executive Officer from its organization until his death in January 1993.

     In Count I of the Complaint, Carlton alleges that TLC Beatrice breached the Stockholders' Agreement dated as of November 30, 1987, as amended, by and among TLC Beatrice and the original purchasers of TLC Beatrice's Common Stock (the 'Stockholders' Agreement') when TLC Beatrice paid Reginald F. Lewis a $22.1 million compensation package for services rendered to TLC Beatrice from 1988 through 1992. Carlton claims that payment of the compensation package violated a provision of the Stockholders' Agreement restricting certain transactions between TLC Beatrice and its affiliates. As a result of the alleged breach, Carlton asserts that it has been damaged in an amount estimated to be not less than $11,460,000, plus interest; it also claims that it is entitled, pursuant to a provision in the Stockholders' Agreement, to recover its attorneys' fees and litigation expenses.

     In Count II of the Complaint, Carlton alleged that Reginald F. Lewis tortiously interfered with the Stockholders' Agreement by causing TLC Beatrice to pay the compensation package. As a result of the alleged interference, Carlton asserts that it has been damaged in an amount estimated to be not less than $11,460,000, plus interest; it also seeks punitive damages for the alleged interference. On September 21, 1994, the Supreme Court of New York County granted the motion of TLC Beatrice and the Lewis Estate to dismiss this claim. In so ruling, the Court found that Carlton had not stated a claim against the Lewis Estate for tortious interference. On November 29, 1994, Carlton filed a Notice of Appeal from the September 21, 1994 order, which presently is pending before the Appellate Division, First Department of the Supreme Court of New York.

     On December 2, 1994, TLC Beatrice responded to Count I of the Complaint by filing an Answer, Affirmative Defenses and Counterclaim. In the Answer, TLC Beatrice denied all material allegations of the Complaint and set forth 17 affirmative defenses thereto. TLC Beatrice defends against the Complaint by alleging, among other things, that Mr. Lewis earned the compensation package for his successful and dynamic leadership of the Company from 1988 through 1992. TLC Beatrice claims that the 1992 payment to Mr. Lewis was not prohibited by the terms of the Stockholders' Agreement for a variety of reasons. Among other things, TLC Beatrice alleges that the Stockholders' Agreement does not preclude compensation to TLC Beatrice's officers, and that it was not anticipated at the time the Stockholders' Agreement was executed that Mr. Lewis would be required to devote nearly all of his time and efforts to the day-to-day management of the Company, including having to relocate his family to Europe. In addition, TLC Beatrice alleges that the compensation package was first discussed and considered by the Board of Directors in 1989 and approved in 1990; therefore, Carlton, by its years of inaction, waived any claims or objections it had to the compensation package. TLC Beatrice further alleges that Carlton lacks standing to assert its claim under the Stockholders' Agreement.

     TLC Beatrice also defends against the Complaint by asserting that, because Carlton wrongfully acquired the stock it claims to control through a pattern of fraud and breaches of fiduciary duties committed by a group of Drexel officers including Peter Ackerman (the 'Ackerman Group') in connection with the Acquisition and thereafter, Carlton is barred by its misconduct from asserting its claims. More specifically, TLC Beatrice claims that the Ackerman Group falsely represented to Mr. Lewis and TLC Beatrice in 1987 that Drexel required not only a $30 million fee for obtaining $300 million of subordinated financing in the $985 million transaction engineered by Mr. Lewis, but also equity in TLC Beatrice to assist in placing the debt. Rather, TLC Beatrice asserts, the Ackerman Group kept this equity and funneled it to Carlton, an entity which was not a Drexel affiliate acquiring stock ownership in TLC Beatrice to assist in the sale of debt (as represented by the Ackerman Group), but instead was the vehicle by which the Ackerman Group defrauded TLC Beatrice and personally enriched its members.

     TLC Beatrice further alleges that Carlton's challenge to the compensation package is part of a scheme to acquire TLC Beatrice's assets at less than fair market value, or to force a purchase of Carlton's stock at an inflated price, by harassing and attempting to coerce TLC Beatrice into meeting its demands. TLC Beatrice alleges that Carlton, despite knowing of the Board of Directors' approval of the compensation package to Mr. Lewis in 1990, did nothing to challenge the package until after Mr. Lewis' death when Carlton opposed the compensation package and also opposed the leadership of Mrs. Lewis, who became Chairman of TLC Beatrice in February 1994. More specifically, TLC Beatrice alleges that Carlton attempted to consummate its scheme by filing in bad faith a demand in October 1993, pursuant to the terms of the Stockholders' Agreement, that TLC Beatrice register its stock with the Commission, which Carlton then sought to withdraw after TLC Beatrice incurred substantial expense in filing a Form S-1 Registration Statement with the Commission.

     In addition, TLC Beatrice claims that, in exchange for allowing Carlton to withdraw its registration demand without prejudice, it reached an agreement with Carlton (the 'Registration Withdrawal Agreement'), pursuant to which Carlton agreed, among other things, to consent to the merger of TLC

Beatrice and TLC Holdings and to allow Mrs. Lewis to manage TLC Beatrice until October 1994 without Carlton's interference. According to TLC Beatrice, Carlton, as part of its scheme, then breached the Registration Withdrawal Agreement by, among other things, filing the Complaint and suing TLC Beatrice in New York and in Delaware in May 1994, as hereinafter described. TLC Beatrice further claims that Carlton caused Paul Biddelman, a Director of TLC Beatrice, to breach his fiduciary duties to TLC Beatrice and that Carlton, Biddelman and Ackerman attempted to induce one of TLC Beatrice's officers to breach his fiduciary duties to TLC Beatrice in order to interfere with one of TLC Beatrice's key lending relationships and with the potential sale of TLC Beatrice's ice cream businesses.

     Based on the foregoing allegations, TLC Beatrice contends that Carlton is barred by its misconduct from pursuing the Complaint and that the Stockholders' Agreement is unenforceable by Carlton. TLC Beatrice and the Lewis Estate also have filed a four-count Counterclaim against Carlton, Paul Biddelman and Peter Ackerman based on these allegations. More specifically, in Count I of the Counterclaim, TLC Beatrice and the Lewis Estate (as an intended third-party beneficiary of the Registration Withdrawal Agreement) seek damages from Carlton for its breach of that agreement in an amount to be determined at trial. In Count II, TLC Beatrice and the Lewis Estate seek damages based on promissory estoppel for Carlton's failure and refusal to fulfill its promises, as part of the Registration Withdrawal Agreement, to consent to the merger of TLC Beatrice with TLC Holdings and to allow Mrs. Lewis to manage TLC Beatrice until October 1994 without Carlton's interference. In Count III, TLC Beatrice and the Lewis Estate allege fraud in connection with these false promises made to induce their consent to the Registration Withdrawal Agreement, for which they seek damages from Carlton and rescission of the Amendment to the Stockholders' Agreement dated February 4, 1994 permitting Carlton to withdraw its registration request without prejudice. Finally, in Count IV of the Counterclaim, TLC Beatrice and the Lewis Estate seek damages from Carlton, Mr. Biddelman and Mr. Ackerman based on Mr. Biddelman's breach of his fiduciary duties to TLC Beatrice. TLC Beatrice claims that Mr. Biddelman's breach was committed on behalf of or in conspiracy with Carlton and Mr. Ackerman, which conspiracy also included attempts to induce an officer's breach of his fiduciary duties to TLC Beatrice. TLC Beatrice also seeks exemplary damages in connection with Counts III and IV of its Counterclaim.

     On January 10, 1995, Carlton and Messrs. Biddelman and Ackerman moved to dismiss TLC Beatrice's Counterclaims and certain of its affirmative defenses. Among other things, Carlton and Messrs. Biddelman and Ackerman claim that the Counterclaims fail to allege damages with the specificity required under New York law, fail to allege fraud or breach of fiduciary duty with the requisite particularity, and fail to adequately allege any breach of contract. Carlton also moved to dismiss the affirmative defenses that claim that Carlton is barred from asserting its rights under the Stockholders' Agreement by its alleged misconduct. Among other arguments, Carlton asserts that these affirmative defenses are barred in that they seek to relitigate claims which were allegedly conclusively settled, and from which Carlton was allegedly released, in connection with the court-approved settlement in 1992 of over 180 lawsuits including approximately 60 class and derivative actions filed against Michael Milken and hundreds of other individuals and entities, including Mr. Ackerman, Mr. Biddelman and Carlton relating to their allegedly unlawful activities relating to aspects of business of Drexel Burnham Lambert Group, Inc., its subsidiaries and affiliates. This motion to dismiss is pending.

     The above described litigation is in the early stages. TLC Beatrice has served written document requests and interrogatories upon Carlton and has requested the depositions of various Carlton partners. TLC Beatrice intends to defend against the Complaint and pursue its defenses and Counterclaim vigorously, and believes that the Complaint is without merit, although no assurances can be given regarding the outcome of such litigation. For further information with respect to the litigation, reference is hereby made to the Complaint and the Answer which have been filed as Exhibits to Registration Statement No. 33-88602 and which are incorporated herein by reference.

     On May 20, 1994, Carlton filed a Complaint titled, Carlton Investments v. TLC Beatrice International Holdings, Inc., C.A. No. 13537, in the Court of
Chancery of the State of Delaware, New Castle County, against TLC Beatrice pursuant to Section 220 of the Delaware General Corporation Law demanding to inspect certain books and records of the Company, the alleged purpose of which was to give Carlton access to information to permit it to value its stock and to investigate alleged mismanagement of TLC Beatrice and waste of corporate assets. TLC Beatrice filed an Answer denying all material allegations of the Complaint and setting forth five affirmative defenses thereto. Among other things, TLC Beatrice defended against the Complaint by claiming that Carlton's demand was vague and its stated purposes were improper; that Carlton already had access to sufficient information to value its stock; and that the demand was designed to harass and coerce TLC Beatrice into exchanging TLC Beatrice assets for Carlton's stock or acquire its interest in TLC Beatrice at an inflated price. To eliminate the drain on TLC Beatrice's time and resources this suit presented, this lawsuit was dismissed pursuant to a negotiated settlement between the parties in October 1994, by which certain documents were produced to Carlton.

     On January 4, 1995, Carlton filed a stockholder derivative complaint on behalf of TLC Beatrice's stockholders in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950. In this stockholder derivative action, which has been amended twice, Carlton seeks to recover for the benefit of TLC Beatrice millions of dollars of corporate funds allegedly paid to the late Reginald F. Lewis and entities controlled by or affiliated with him between 1987 and 1993. Named as defendants are the executrices of Mr. Lewis' estate, several entities allegedly controlled by the late Mr. Lewis (TLC Group L.P., TLC Holdings Corp., TLC General Corp., TLC Transport, Inc. and McCall Pattern Holdings, Inc.), together with a number of current and former directors and a former officer of TLC Beatrice. The derivative complaint also names TLC Beatrice as a nominal defendant.

     The derivative complaint alleges that Reginald F. Lewis, personally and through entities he controlled, wasted and converted millions of dollars of TLC Beatrice's assets between 1987 and 1993 and that the defendant directors, all controlled by Mr. Lewis, either acquiesced in or approved these diversions of TLC Beatrice assets in breach of their fiduciary duties to TLC Beatrice's
stockholders.  Carlton   also  alleges   fraud  and   usurpation  of   corporate
opportunity.

     Specifically, the derivative complaint alleges that Mr. Lewis caused TLC Beatrice to reimburse him for more than $2.1 million of personal living expenses and failed to disclose the lack of receipts for these expenses. The derivative complaint further alleges that Mr. Lewis secured the approval of the TLC Beatrice Board of Directors to cause TLC Beatrice to reimburse Mr. Lewis at least $2.5 million paid by him to defend himself and a number of the director defendants against litigation unrelated to TLC Beatrice.

     The derivative complaint also challenges, among other things, TLC Beatrice's reimbursement from 1987 through 1992 to TLC Group L.P., an entity then owned and controlled by Mr. Lewis, of more than $10.4 million in expenses that allegedly were largely unrelated to any monitoring of TLC Beatrice and the alleged failure to disclose these payments and their purpose. The complaint alleges that these reimbursements included: (i) more than $4 million in salaries and bonuses to employees of TLC Group L.P.; (ii) more than $2.1 million in taxes and other governmental levies paid on behalf of various entities allegedly controlled by Mr. Lewis; (iii) approximately $97,000 in direct payments to or for the benefit of Mr. Lewis' daughters' trusts; (iv) more than $100,000 for rents and upkeep of several properties rented to Mr. Lewis or entities controlled by him; and (v) more than $150,000 in payments directly to or for the benefit of McCall Pattern Holdings, Inc., an entity controlled by Mr. Lewis but otherwise unaffiliated with TLC Beatrice.

     The derivative complaint also asserts that beginning in 1988, Mr. Lewis (i) caused TLC Beatrice to lease (and later purchase) an extravagantly large and costly jet airplane for his and his family's nearly exclusive use, both business and personal, (ii) caused TLC Beatrice to subsidize the rent for space that several Lewis-owned entities shared with TLC Beatrice at prime locations in New York, (iii) failed to disclose to the Board that he was receiving funds from Lewis & Clarkson after he withdrew from the firm, (iv) failed to disclose the retention by him of voting rights associated with Common Stock issued to management and (v) used the assets and corporate opportunities of the Company's French subsidiaries for his own personal purposes.

     The   derivative  complaint  also   challenges  the  allegedly  extravagant
employment and severance packages paid by TLC Beatrice to Albert Fenster and Mr. Lewis' half-brother, Jean S. Fugett, Jr.

     The derivative complaint further asserts that beginning in 1990, Mr. Lewis wrongfully induced TLC Beatrice to cash out his investment in his TLC Beatrice Series B and C Preferred Stock, for which he received more than $33 million, by failing to disclose to the TLC Beatrice Board that he owned 100% of the Series B Preferred Stock and approximately 80% of the Series C Preferred Stock.

     Finally, the derivative complaint challenges the $22.1 million compensation package paid to Mr. Lewis shortly before his death, which payment is also subject to challenge in the action pending in New York State Supreme Court, Index No. 114798/94, described above. Carlton alleges that Mr. Lewis and his family failed to disclose to the Board of Directors of TLC Beatrice that Mr. Lewis was allegedly terminally ill before the payment of the compensation package. For further information with respect to the derivative lawsuit, reference is hereby made to the derivative complaint, as amended, which have been filed as an Exhibit to Registration Statements of which the Prospectus is a part.

     TLC Beatrice and the other defendants have filed answers and affirmative defenses to the derivative complaint. Discovery is proceeding and is scheduled to end August 15, 1996. Trial will be scheduled for 1997.

     On July 20, 1995, Carlton filed a motion for contempt against TLC Beatrice, its counsel and the Lewis Estate in the case entitled Presidential Life Insurance Co. v. Michael Milken, et al., pending in the U.S. District Court for the Southern District of New York before the Honorable Milton Pollack as Case No. 92 Civ 1151 (MP) ('Presidential Life'), asserting that certain of TLC Beatrice's affirmative defenses in the above-described litigation pending in the Supreme Court of New York County, New York (the 'New York Suit') constituted 'claims' allegedly dismissed and released under the July 17, 1992 order and final judgment in Presidential Life (the 'Order and Final Judgment'). Presidential Life was a class action which, as described by counsel for the class members, was instituted for the purpose of marshalling and laying to rest, as part of a broader settlement of other litigation, all previously unasserted claims against Michael Milken and hundreds of other individuals and partnerships concerning their activities related to Drexel and its affiliates. On July 27, 1995, TLC Beatrice filed a motion seeking leave to intervene in Presidential Life for the purpose of resolving the extent, if any, to which the Order and Final Judgment is binding on TLC Beatrice or precludes any of its affirmative defenses in the New York Suit, and also filed a separate motion seeking to vacate the Order and Final Judgment to the extent it purports to preclude TLC Beatrice's assertion of such affirmative defenses or claims seeking the cancellation of Carlton's common stock. In these motions, TLC Beatrice asserts, among other things, that even if the Order and Final Judgment is binding on TLC Beatrice, it precludes only claims by class members, and does not preclude affirmative defenses to subsequently filed claims by any of the defendants. In addition, TLC Beatrice asserts that the proceedings in Presidential Life, including the Order and Final Judgment, are not binding upon it (i) because it never received adequate notice of the action; (ii) because Presidential Life was a collusive suit brought in order to accommodate the defendants' demand, as an express condition to the settlement of other litigation against them, that they receive immunity from future civil liability in connection with their Drexel-related activity; (iii) because the court lacked subject matter jurisdiction over such a suit and over any claims by TLC Beatrice against Carlton; and (iv) because the named plaintiff and class counsel did not adequately represent the interests of class members, purportedly including TLC Beatrice. On July 28, 1995, TLC Beatrice also filed its response to Carlton's motion for contempt, which maintains that all of the issues raised by that motion should instead be resolved in connection with TLC Beatrice's motion to intervene and motion for relief from the Order and Final Judgment, and that a finding of contempt is in any event unwarranted because, as set forth in TLC Beatrice's own motions, the Order and Final Judgment does not preclude TLC Beatrice from asserting any affirmative defenses in the New York Suit, and the proceedings in Presidential Life are not binding upon TLC Beatrice. By order dated September 12, 1995, Judge Pollack denied Carlton's motion for contempt. By orders dated September 25, 1995, Judge Pollack denied TLC Beatrice's motion to intervene and motion for relief from the Order and Final Judgment. On October 24, 1995, TLC Beatrice filed a Notice of Appeal from such orders which is presently pending before the U.S. Court of Appeals for the Second Circuit. Carlton filed a motion to dismiss the appeal which was denied by the Second Circuit after briefing of the appeal was complete.

     TLC Beatrice intends to defend vigorously against these actions and believes these allegations to be without merit. TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. The ultimate outcome that may result from these matters may have a material effect on TLC Beatrice's consolidated financial condition and/or results of operations. In addition, under certain circumstances, TLC Beatrice is obligated to reimburse the directors for their share of any judgment or settlement. See Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     TLC Beatrice and its subsidiaries are also involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     On May 24, 1996, TLC Beatrice's Board of Directors unanimously voted to expand the size of the Board by two seats, elected Clifford L. Alexander, Jr. and William H. Webster to the Board and appointed Messrs. Alexander and Webster as directors with no personal or business relationship or dealings with the defendants, TLC Beatrice, or the Lewis family, to serve as the members of a Special Litigation Committee. The Committee was charged with the responsibility of investigating and evaluating the allegations and issues raised in the derivative complaint and to prepare a report and consider and determine whether or not continued prosecution of the derivative complaint is in the best interests of TLC Beatrice and its shareholders and what action TLC Beatrice should take with respect to the derivative complaint in accordance with Delaware law. The Special Litigation Committee is in the process of engaging experts and advisors that it deems necessary and determining what actions, if any, it will take in connection with the derivative complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no established trading market for the Common Stock. TLC Beatrice has no current intention to list the Common Stock for trading on any securities exchange or on any automated dealer quotation system. The Transfer Agent and Registrar for TLC Beatrice's Common Stock is The Bank of New York, located in New York, New York. On July 10, 1996, there were approximately 60 holders of record of Common Stock.

     On January 19, 1996, the Board of Directors declared a dividend on the Common Stock of $.11 per share, paid on February 15, 1996 to holders of record on February 5, 1996. In addition, the Company paid dividends on its Common Stock of $.15, $.20 and $.25 per share to holders of record on July 30, 1992, October 30, 1992 and December 30, 1992, respectively. On January 19, 1996, the Board of Directors also established a policy providing for the payment of dividends not less than annually, subject to the availability of surplus and net profits and further subject to declaration by the Board of Directors. The Board of Directors will make any such determination in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in credit and other agreements, business conditions and other factors. See Part II, Item 8. 'Financial Statements and Supplementary Data -- Notes 12 and 14 of the Notes to Consolidated Financial Statements.'

     TLC Beatrice's ability to pay dividends and make other distributions on its
Common   Stock  will  depend  on  distributions  from  its  subsidiaries,  which distributions will depend on the earnings and cash flow of such subsidiaries.

     TLC Beatrice is a holding company whose operations are conducted exclusively through its subsidiaries. Its assets consist primarily of its investments in its subsidiaries, and a substantial portion of the consolidated liabilities of the Company have been incurred by such subsidiaries.

     The ability of TLC Beatrice's subsidiaries to make distributions to TLC Beatrice will be subject to, among other things, the prior claims of such subsidiaries' creditors, including trade creditors. TLC Beatrice's right to participate in the distribution of the assets of any subsidiary upon such subsidiary's liquidation or reorganization will also be subject to the prior claims of such subsidiary's creditors, including trade creditors, except to the extent that TLC Beatrice may itself be a creditor with recognized claims against such subsidiary (in which case, the claims of TLC Beatrice would still be subject to the prior claims of any secured creditor of such subsidiary and of any other holder of indebtedness of such subsidiary that is senior to that held by TLC Beatrice).

     The ability of TLC Beatrice to pay, and any determination by the Board of Directors with respect to, dividends or other distributions on Common Stock will be subject to Delaware law, which provides that dividends on a corporation's capital stock may be paid either out of its surplus, as defined and computed in accordance with Delaware law, or in case there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, TLC Beatrice's ability to pay dividends or make other distributions will be subject to restrictions now or hereafter contained in the credit and other agreements to which TLC Beatrice or any of its subsidiaries is a party, including the Indenture governing the Notes. See Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 12 of Notes to Consolidated Financial Statements.'

     Many of TLC Beatrice's operating subsidiaries have local minority stockholders whose equity interests in these subsidiaries range from 2.6% to 49%. Any dividends paid by such operating subsidiaries would be shared pro rata with such local stockholders. See Part I, Item 1. 'Business -- Relationships with Minority Stockholders.'

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with Part II, Item
8. 'Financial Statements and Supplementary Data -- Consolidated Financial Statements,' including the Notes thereto, and Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The consolidated financial data for fiscal years 1991 through 1995 have been derived from audited consolidated financial statements. The Company reports its results in U.S. dollars. However, since the Company's operations are conducted principally in France, Spain and Ireland, fluctuations in the value of currencies in which the Company transacts business in relation to the U.S. dollar may significantly affect the Company's reported results of operations and stockholders' equity.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                   1995          1994          1993          1992          1991
                                                                ----------    ----------    ----------    ----------    ----------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
    Net sales................................................   $2,072,613    $1,821,670    $1,656,336    $1,664,602    $1,542,212
    Cost of sales............................................    1,693,288     1,435,143     1,275,644     1,237,393     1,150,448
    Selling, general and administrative expenses(1)..........      300,013       314,948       311,901       340,364       294,548
    Special charges(2).......................................       --            --             8,650        39,943        --
                                                                ----------    ----------    ----------    ----------    ----------
    Operating income.........................................       79,312        71,579        60,141        46,902        97,216
    Interest income..........................................        9,372         8,601         9,298        12,501        14,521
    Interest expense(3)......................................      (32,974)      (32,715)      (37,023)      (37,170)      (40,976)
    Other income(4)..........................................        7,182        13,729           646         4,627        20,590
                                                                ----------    ----------    ----------    ----------    ----------
    Income from operations before income taxes and minority
      interests in earnings..................................       62,892        61,194        33,062        26,860        91,351
    Income taxes(5)..........................................      (20,470)      (35,999)      (19,445)      (29,638)      (24,090)
    Minority interests in earnings...........................      (23,966)      (13,882)      (12,570)      (13,792)      (15,816)
                                                                ----------    ----------    ----------    ----------    ----------
    Income (loss) before extraordinary item..................       18,456        11,313         1,047       (16,570)       51,445
    Extraordinary item, net of taxes(6)......................       (3,092)       --            --            --            --
                                                                ----------    ----------    ----------    ----------    ----------
    Net income (loss)........................................   $   15,364    $   11,313    $    1,047    $  (16,570)   $   51,445
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
Net income (loss) per common share:
    Income before extraordinary item.........................   $     2.01    $     1.23    $      .11    $    (1.91)   $     4.03
    Extraordinary item.......................................         (.33)       --            --            --            --
                                                                ----------    ----------    ----------    ----------    ----------
        Net income (loss) per common share...................   $     1.68    $     1.23    $      .11    $    (1.91)   $     4.03
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
OTHER DATA:
    Franprix stores opened at end of year....................          412           425           424           422           456
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
    Leader Price stores opened at end of year................          206           156           108            59            16
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
        Cash dividends per common share......................   $   --        $   --        $   --        $      .60    $   --
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------

                                                                                              DECEMBER 31,
                                                                        ---------------------------------------------------------
                                                                          1995        1994        1993         1992        1991
                                                                        --------    --------    ---------    --------    --------
                                                                                         (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
    Working capital (deficiency).....................................   $ 42,283    $  8,807    $(163,361)   $ 10,853    $130,668
    Total assets.....................................................    815,575     735,503      756,980     795,871     858,822
    Short-term debt and current portion of
      long-term debt.................................................     64,647      87,898      292,485     124,407     123,913
    Long-term debt...................................................    223,308     145,209       29,714     179,177     186,101
    Total redeemable preferred stock(7)..............................      --          --          --           --          1,676
    Total common stockholders' equity................................     97,047      93,222       65,358      86,306     153,777

- ------------

(1) Includes amortization of intangible assets. See Part II, Item 8. 'Financial Statements and Supplementary Data -- Consolidated Financial Statements.'

(2) During 1993, the Company recorded special charges in the amount of $8.7 million for the corporate headquarters located in New York. These charges included a write-off for excess office lease space of $3.0 million and employee severance expense of $5.7 million. During 1992, the Company recorded special charges in the amount of $39.9 million for restructuring charges and special compensation expense. The restructuring charges included write-offs for plant closures of ice cream companies in Belgium and Spain and severance expense for redundant personnel

                                              (footnotes continued on next page)

(footnotes continued from previous page)
    throughout the Company. The write-offs for plant closures and severance expense amounted to $12.4 million and $4.4 million, respectively. Other miscellaneous reorganization charges amounted to $1.0 million. In 1992, the Company paid to Mr. Reginald F. Lewis, the Company's then Chairman and Chief Executive Officer, a compensation package consisting of $16.6 million in cash and a $5.5 million demand note bearing interest at a rate per annum equal to the prime rate plus 1%. The demand note was paid in October 1993. The package included $3.0 million per year for the three-year period December 1, 1987 through November 30, 1990 and annual salary, bonus and certain other benefits, commencing December 1, 1990 through December 31, 1992. The total amount of compensation expense recorded as special charges amounted to $22.1 million. The compensation package for Mr. Lewis was approved by the Board of Directors of the Company by resolution adopted in December 1990. At that time, an issue was raised as to whether any stockholder might claim that the payment of the compensation package was prohibited under the terms of the Stockholders' Agreement. While TLC
    Beatrice did not believe that such payment was prohibited by the Stockholders' Agreement, the Board of Directors, with the acquiescence of Mr. Lewis, did not obtain advice from outside counsel resolving the issue until late 1992, when, in anticipation of proposed legislative changes in the tax treatment of executive compensation, TLC Beatrice determined to resolve the issue. In December 1992, the Board of Directors sought and obtained advice from outside counsel to the effect that the compensation package was not prohibited under the terms of the Stockholders' Agreement, and the package was paid at that time. These payments were made in late 1992 in anticipation of proposed legislative changes in the tax treatment of executive compensation. In addition, in March 1993, TLC Beatrice obtained a written opinion from outside counsel which concluded that payment of the compensation package to Mr. Lewis did not violate restrictions in the Stockholders' Agreement on certain transactions with holders of 5% or more of the equity securities of TLC Beatrice or an affiliate.

(3) TLC Beatrice and Mr. Lewis entered into a Fee Agreement dated November 30, 1987, pursuant to which TLC Beatrice agreed to pay Mr. Lewis a fee, payable in Series C Preferred Stock, at any time at TLC Beatrice's option after January 15, 1988 and before January 15, 1993, for services rendered in originating, negotiating and consummating the Acquisition and the related financing arrangements. The amount of the fee was approximately $7.6 million payable at TLC Beatrice's option in 76,335 shares of TLC Beatrice's Series C Preferred Stock. TLC Beatrice recorded a liability in the amount of approximately $7.6 million in 1988. In January 1992, TLC Beatrice paid Mr. Lewis approximately $14.8 million in cash, which included the fee of approximately $7.6 million in lieu of the 76,335 shares of TLC Beatrice's Series C Preferred Stock, plus $7.2 million, an amount that was approximately equivalent to the dividends which would have accrued on 76,335 shares of TLC Beatrice's Series C Preferred Stock, had such shares been outstanding. To provide for the payment of this amount in 1992, TLC Beatrice recorded an expense of approximately $7.2 million in 1991, in addition to the liability recorded in 1988. See Part III, Item 13. 'Certain Relationships and Related Transactions.'

(4) During the year ended December 31, 1995, the Company sold three subsidiaries: Artigel GmbH & Co. Kg, a 70% owned ice cream manufacturer in Germany, and two wholly owned ice cream distributors, Artic S.A. in Belgium and Artic France S.A.R.L. in France. Additionally, the Company ceased operations of its subsidiary, Dairyworld S.A., a Swiss trader of bulk dairy products.The Company recorded pre-tax gains on such sales and dispositions of approximately $10.5 million, which have been included in other income. The Company also recorded charges relating to non-cash exchange losses recorded in compliance with Statement of Financial Accounting Standards
    ('SFAS')  No.  52,  'Foreign  Currency   Translation,'  in  the  amount   of
    approximately $4.8 million. During 1995, the Company determined that advances from foreign subsidiaries were no longer of a long-term investment nature. Additionally, certain advances were either forgiven in connection with the sale of certain subsidiaries, converted into dividends or settled through other non-cash transactions. Accordingly, the translation adjustments related to these advances, previously included in cumulative translation adjustment, have been included in other income for the year ended December 31, 1995. Also during 1995, the Company sold other investments for

                                              (footnotes continued on next page)

(footnotes continued from previous page)
    approximately $467,000, recorded equity in earnings from minority-owned Leader Price stores of approximately $331,000, and received additional proceeds of $703,000 from the 1994 sale of Choky, S.A., described below, which have been included in other income. During the year ended December 31, 1994 the Company sold four wholly-owned subsidiaries: Premier Is A/S, an ice cream manufacturer in Denmark, Choky S.A. a distributor of powdered drink products in France, Sodialim S.A., an institutional food distributor in France, and Gelati Sanson S.p.A., an ice cream manufacturer in Italy. The Company recorded pre-tax gains on such sales of approximately $12.1 million in 1994, which have been included in other income. The Company recorded after-tax gains on such sales of approximately $3.9 million. Also during 1994, the Company sold other investments for a gain of approximately $1.6 million, which has also been included in other income. During the year ended December 31, 1991, the Company sold its 20% equity investment in its Canadian affiliate and its wholly-owned subsidiary, Maxime Delrue, S.A., a French distributor of juice and other food products. The Company recorded gains on such sales of approximately $4.6 million and $18.8 million in 1992 and 1991, respectively, which have been included in other income.

(5) During 1995, the Company favorably concluded a tax audit for its Canary Islands' subsidiary with respect to a tax incentive investment reserve set up in 1991 and qualified investments made from 1992 through 1995 related to this reserve which resulted in a reduction in income tax expense of $10.9 million.

(6) During   the  year  ended   December  31,  1995   the  Company  recorded  an
    extraordinary loss of $3.1 million relating to the write-off of certain deferred debt issuance costs and other costs incurred relating to long-term debt repaid prior to maturity. The pre-tax amount of $4.6 million was recorded net of an income tax benefit of $1.5 million.

(7) During 1991, TLC Beatrice redeemed and repurchased all of its Series A and Series B Increasing Rate Cumulative Exchangeable Redeemable Preferred Stock at 100% of redemption value, totalling approximately $88.6 million. During 1992, TLC Beatrice redeemed and repurchased all of its Series C Increasing Rate Cumulative Exchangeable Redeemable Preferred Stock at 100% of redemption value, totalling approximately $3.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is qualified by reference to and should be read in conjunction with Part II, Item 8. 'Financial Statements and Supplementary Data -- Consolidated Financial Statements,' including the Notes thereto. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation.

     The Company's net sales, costs, assets and liabilities are for the most part denominated in local currencies. Therefore, results of operations, as stated in local currencies, and the Company's business practices and plans with respect to a particular country, are not significantly affected by exchange rate fluctuations. However, such results of operations as reported in U.S. dollars may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business in relation to the U.S. dollar. Results of operations of the Company's subsidiaries are translated into U.S. dollars on the basis of average exchange rates throughout the period. Assets and liabilities are translated into U.S. dollars on the basis of rates of exchange as of the balance sheet dates. The Company has in the past and will continue to closely monitor its currency exposure.

     Operations of the Company's Food Distribution segment are concentrated in France, and net sales, costs, assets and liabilities of these operations are therefore denominated almost exclusively in French francs. Operations of the Company's Grocery Products segment, however, are located in several European countries, including Spain, Ireland, Belgium, the Netherlands and France. The approximate percentage of the Company's operating income, before special charges, attributable to operations in French francs was 59% in 1995, 67% in 1994 and 66% in 1993. A significant portion of the Company's remaining operating income was attributable to operations denominated in Spanish pesetas, and, to a lesser extent, Irish punts, and, prior to 1995, Italian lira. See Part II, Item
8. 'Financial Statements and Supplementary Data -- Note 18 of Notes to Consolidated Financial

Statements.' Unless otherwise indicated, all percentage changes in segment operating results set forth below have been calculated based on local currency amounts.

     Beginning with the year ended December 31, 1995, and as reflected below under ' -- 1995 Compared with 1994,' the Company has redefined the components of its Food Distribution segment to consist of the Company's (i) Franprix network, which consists of Baud, which is the Company's Franprix wholesale operation, and Minimarche, which owns and operates the Franprix and certain of the Leader Price retail stores owned by the Company, and (ii) Leader Price network, which consists of Distribution Leader Price, the Company's Leader Price wholesale operation, and Retail Leader Price, which operates a majority of the Leader Price retail stores owned by the Company. This redefinition differs from the Company's earlier definition of its lines of business for the years ended 1993 and 1994, which classified the Company's wholesale operations under both the Franprix network and the Leader Price network as one line of business and its retail operations under both the Franprix network and the Leader Price network as another line of business.

     During   the  year  ended  December  31,   1995,  the  Company  sold  three
subsidiaries: Artigel GmbH & Co. Kg ('Artigel'), a 70% owned ice cream manufacturer in Germany, and two wholly-owned ice cream distributors, Artic S.A. ('Artic') in Belgium and Artic France S.A.R.L. ('Artic France') in France. Artigel, Artic and Artic France had combined net sales in 1995 and 1994 of $66.3 million and $75.6 million, respectively.

     During 1994 the Company sold four wholly-owned subsidiaries. In May 1994, the Company sold Choky S.A. ('Choky'), a distributor of powdered drink products in France. In July 1994, the Company disposed of two subsidiaries, Premier Is A/S, ('Premier'), an ice cream manufacturer in Denmark, and Sodialim S.A. ('Sodialim'), an institutional food distributor in France. Gelati Sanson S.p.A. ('Sanson'), an ice cream manufacturer in Italy was sold in September 1994. Choky, Premier, Sodialim and Sanson are referred to collectively as the 'Sold Subsidiaries.' See ' -- 1995 Compared with 1994,' ' -- 1994 Compared with 1993' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 4 of Notes to Consolidated Financial Statements.'

RESULTS OF OPERATIONS

     The following table provides information concerning the Company's net sales and operating income, by segment, for fiscal years 1993 through 1995. The approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for such periods are shown in the tables on pages 20 and 22 below.

                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          1995          1994          1993
                                                                       ----------    ----------    ----------
                                                                               (DOLLARS IN THOUSANDS)
Net Sales:
     Food Distribution..............................................   $1,640,994    $1,356,532    $1,197,517
     Grocery Products...............................................      431,619       465,138       458,819
                                                                       ----------    ----------    ----------
          Total Net Sales...........................................   $2,072,613    $1,821,670    $1,656,336
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------
Operating Income:
     Food Distribution..............................................   $   49,995    $   51,653    $   47,567
     Grocery Products...............................................       42,374        43,354        43,739
                                                                       ----------    ----------    ----------
     Segment Operating Income.......................................       92,369        95,007        91,306
     Corporate Expenses(1)..........................................      (10,317)      (20,200)      (19,370)
     Amortization of Intangibles....................................       (2,740)       (3,228)       (3,145)
     Special Charges................................................       --            --            (8,650)
                                                                       ----------    ----------    ----------
          Total Operating Income....................................   $   79,312    $   71,579    $   60,141
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------

- ------------

(1) Excludes   special  charges  in   the  year  ended   December  31,  1993  of
    approximately $8.7 million for employee severance expense and a write-off for excess office lease space.

1995 COMPARED WITH 1994

     Net sales were approximately $2.1 billion for the year ended December 31, 1995, an increase of 14% compared to 1994, or a 3% increase on a local currency basis. Excluding the net sales of the Sold Subsidiaries for the year ended December 31, 1994, net sales would have increased by 22%, or 10% on a local currency basis, in 1995 versus 1994. Fourth quarter net sales of approximately $527 million for the quarter ended December 31, 1995, represented an increase of 28%, or 20% on a local currency basis, from the comparable period in 1994. The significant increase was primarily due to the expansion of the Leader Price network as described below.

     The Food Distribution segment had net sales for the year ended December 31, 1995 of $1.6 billion, an increase of 21%, or 9% on a local currency basis, over the comparable period in 1994. Partially offsetting the sales increase was a decline in net sales due to the 1994 disposition of two of the Sold Subsidiaries, Choky and Sodialim. Excluding these two companies' net sales from 1994, net sales would have increased by 26%, or 13% on a local currency basis. Wholesale and retail sales relating to the Franprix network declined by 3% in 1995 compared with 1994. Price cutting strategies from hypermarket competitors and discount retailers along with sluggish consumer spending were responsible for such decline. Consumers living in the Paris area have been commuting to hypermarkets and other discount stores outside Paris to make major purchases of groceries and other household items. Franprix stores, generally located in the Paris metropolitan area, have been adversely affected by such trend. Sales relating to the Leader Price network increased by 45% in 1995 versus 1994, primarily reflecting the additional volume created by the opening of 50 stores between December 31, 1994 and December 31, 1995. Leader Price sales were especially strong in the fourth quarter of 1995 as reflected by an 87% increase in net sales over the fourth quarter of 1994. The larger base of opened stores in the fourth quarter of 1995 versus the fourth quarter of 1994 was primarily responsible for the significant increase. The Company does not believe that Franprix results were materially impacted by the growth of the Leader Price network.

     The Grocery Products segment had net sales in 1995 of $432 million, a decrease of 7%, or a 15% decrease on a local currency basis, over the comparable period in 1994. The decrease was primarily due to a decline in net sales due to the 1994 disposition of two of the Sold Subsidiaries, Premier and Sanson. Excluding these two companies' net sales from 1994, net sales for the Grocery Products segment would have increased by 8%, or declined 2% on a local currency basis in 1995, compared with 1994. Increased net sales in southern ice cream operations, consisting of Interglas and La Menorquina, were substantially offset by lower sales in the beverage and ice cream operations in northern Europe and the Company's snack operations in Ireland. La Menorquina, the Company's ice cream operation in mainland Spain, posted a 14% increase in net sales primarily due to significantly higher export and supermarket sales in 1995 versus 1994. Interglas reported a 6% increase in net sales due to successful new product introductions, strong yogurt sales and lower discounts offered to distributors. The Company's ice cream operations in Belgium and Germany, Artic and Artigel, respectively, recorded a combined decrease in net sales of 22% from the prior year. Artigel's decrease was attributable to lower sales to major distributors which were diversifying their purchasing portfolios in order to reduce reliance on any single source. Artic's decline was due to lower export sales and reduced sales to distributors, due in part to overstock of inventories at the distributor level carried over from the fourth quarter of 1994. An 8% decrease in net sales at Winters in the Netherlands was primarily responsible for the decrease in the total beverage operation sales of 3% during 1995 versus 1994. Winters' decline was primarily due to unusually high 1994 sales of iced tea products to a single customer related to product promotions not repeated by this customer in 1995. Tayto, the leading potato chip and snack company in Ireland, reported a 2% reduction of net sales due to increased promotional activity by competitors.

     Total combined segment operating income (operating income before corporate expenses and amortization of intangibles) for the year ended December 31, 1995 decreased by 3% to $92 million, or an 11% decrease on a local currency basis, over the comparable period in the prior year. Excluding the segment operating income of the Sold Subsidiaries for the year ended December 31, 1994, segment operating income would have increased by 13%, or 3% on a local currency basis, in 1995 versus 1994.

     Operating income of the Food Distribution segment declined 3%, or 13% on a local currency basis, in 1995 compared to 1994. Excluding Choky and Sodialim, segment operating income increased 4%, or decreased 7% on a local currency basis. The 32% increase in the number of Leader Price stores from 156 in December 1994 to 206 in December 1995 was responsible for a 31% increase in Leader Price operating income. Continued margin pressure and overall volume decline in the Franprix network was responsible for a 22% decline in operating income for the combined results of both Baud and Minimarche.

     Operating income of the Grocery Products segment decreased by approximately $1 million to $42 million in 1995 compared to 1994. Excluding Premier, Sanson and the sale of idle property in Puerto Rico from 1994 results, operating income would have increased by 16% on a local currency basis in 1995 versus 1994. Also included in 1994 operating income of the Grocery Products segment was approximately $2 million in accelerated depreciation expenses. La Menorquina and Interglas reported increases in operating income of 28% and 3%, respectively, primarily related to sales increases of 14% and 6%, respectively, greater production efficiencies and better expense controls experienced during 1995 versus the prior year. La Menorquina also benefitted from the recognition of previously deferred exchange gains related to export sales. Offsetting these improvements in such companies' operating profit was a decline in gross margins. Such decline was due at Interglas to increases in raw material prices and higher packaging costs and due at La Menorquina to below average weather in mainland Spain which resulted in lower sales of high margin ice cream novelties. The northern ice cream operations, Artigel and Artic, reported a 1995 loss of $3 million versus a 1994 loss of $5 million. Included in the 1994 net loss was $3.6 million in special bad debt and restructuring charges. See ' -- 1994 Compared with 1993.' Excluding these special reserves, northern ice cream operating income would have declined by $1.6 million, primarily reflecting a 22% decline in net sales in 1995 versus 1994. Winters experienced a 23% decline in operating income in 1995 versus 1994, primarily due to decreased net sales of 8%, lower margins resulting from increased competition and higher labor and freight costs associated with increased export sales outside Europe.

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

                                                       NET SALES                        OPERATING INCOME
                                           ---------------------------------    ---------------------------------
                                               PERCENT CHANGE                       PERCENT CHANGE
                                              ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                           ----------------------     TOTAL     ----------------------     TOTAL
                                                         EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                           OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                           ----------    --------    -------    ----------    --------    -------

Segment
     Food distribution..................         9%         12%         21%         (13%)         10%        (3%)
     Food distribution, excluding Sold
       Subsidiaries.....................        13          13          26           (7)          11          4
     Grocery products...................       (15)          8          (7)          (8)           6         (2)
     Grocery products, excluding Sold
       Subsidiaries.....................        (2)         10           8           16           10         26
          Total.........................         3          11          14          (11)           8         (3)
          Total, excluding Sold
            Subsidiaries................        10          12          22            3           10         13

     Net income for 1995 increased by $4.1 million to $15.4 million compared to $11.3 million in 1994. The increase was primarily due to lower tax expense of $15.5 million and improved operating income of $7.7 million and lower net interest expense of $.5 million, offset by a decrease of other income of $6.5 million and higher reported minority interest in earnings of $10.1 million and the recognition of an extraordinary loss of $3.1 million.

     During the year ended December 31, 1995, the Company sold three subsidiaries: Artigel GmbH & Co. Kg, a 70% owned ice cream manufacturer in Germany, and two wholly owned ice cream distributors, Artic S.A. in Belgium and Artic France S.A.R.L. in France. Additionally, the Company ceased operations of its subsidiary, Dairyworld S.A., a Swiss trader of bulk dairy products. The Company recorded pre-tax gains on such sales and dispositions of approximately $10.5 million, which have been included in other income. The Company also recorded charges relating to non-cash exchange losses recorded in compliance with SFAS No. 52 in the amount of approximately $4.8 million.  During  1995,  the  Company  determined  that  advances  from  foreign subsidiaries were no longer of a long-term investment nature. Additionally, certain advances were either forgiven in connection with the sale of certain subsidiaries, converted into dividends or settled through other non-cash transactions. Accordingly, the translation adjustments related to these advances, previously included in cumulative translation adjustment, have been included in other income for the year ended December 31, 1995. Also during 1995, the Company sold other investments for approximately $467,000, recorded equity in earnings from minority-owned Leader Price stores of approximately $331,000, and received additional proceeds of $703,000 from the 1994 sale of Choky, S.A. which have been included in other income.

     During the year ended December 31, 1994, the Company sold the Sold Subsidiaries. The Company recorded pre-tax gains on such sales of approximately $12.1 million in 1994 which have been included in other income. Also during 1994, the Company sold other investments for a pre-tax gain of approximately $1.6 million which has also been included in other income.

     The decrease in tax expense was attributable to taxes related to asset dispositions recorded in 1994 of $8.2 million and a reversal of tax contingency reserves in 1995 of $10.9 million.

     During the year ended December 31, 1995 the Company recorded an extraordinary loss of $3.1 million relating to the write-off of certain deferred debt issuance costs and other costs incurred relating to long-term debt repaid prior to maturity. The pre-tax amount of $4.6 million was recorded net of an income tax benefit of $1.5 million.

1994 COMPARED WITH 1993

     Net sales were approximately $1.8 billion for the year ended December 31, 1994, an increase of 10% compared to the corresponding period in 1993, or a 9% increase on a local currency basis. Excluding the net sales of the Sold Subsidiaries for the years ended December 31, 1994 and December 31, 1993, net sales would have increased by 17%, or 15% on a local currency basis, for 1994 versus 1993.

     The Food Distribution segment had net sales for the year ended December 31, 1994 of $1.4 billion, an increase of 13%, or an 11% increase on a local currency basis, over the comparable period in 1993. Wholesale operations, consisting of Baud and Distribution Leader Price, posted a sales increase of 11% due to growth of the Leader Price network of stores. Sales in retail operations, consisting of Minimarche and Retail Leader Price, increased 28% in 1994 versus 1993. Substantially all of this increase was due to increased volume resulting from the opening of 48 Leader Price stores. Offsetting these sales increases was a decline in net sales due to the disposition of two of the Sold Subsidiaries. The Company sold Choky and Sodialim in May and July of 1994, respectively. Excluding these two companies from both 1994 and 1993, net sales would have increased by 17% for 1994 versus 1993.

     The Grocery Products segment had net sales for the year ended December 31, 1994 of $465 million, an increase of 1%, or a 2% increase on a local currency basis, over the comparable period in 1993. Increases in beverage, snacks, and ice cream/dessert operations in Spain and Germany were largely offset by decreases in ice cream operations in Belgium and France. Sales were also affected by the sale of two of the Sold Subsidiaries, Premier and Sanson, during the third quarter of 1994. Winters and Sunco, the Company's beverage operation in Belgium, posted an aggregate 20% sales increase due to favorable summer weather conditions and strong sales of iced tea in Belgium. La Menorquina posted a 22% increase in net sales due to the recovery in tourism and increased market coverage consisting of new distributors and additional points of sale. Artigel, an ice cream producer in Germany, experienced a sales increase of 10% due to favorable weather during the peak ice cream season and new customers obtained in 1994. Tayto, the leading snacks company in Ireland, recorded an 8% increase in net sales due to strong sales of new products and improvement in the Irish economy. Artic, an ice cream distributor in Belgium and France, reported a 25% decline in net outside sales, primarily due to lower sales volume to certain customers. Excluding the sales of Premier and Sanson in 1993 and 1994, net sales for the Grocery Products segment would have increased 9% in the year ended December 31, 1994 versus the corresponding period in 1993.

     Total combined segment operating income (operating income before corporate expenses and amortization of intangibles) for the year ended December 31, 1994 increased by 4% to $95.0 million, also 4% on a local currency basis, over the comparable period in the prior year. Excluding the segment operating income of the Sold Subsidiaries for the years ended December 31, 1994 and December 31, 1993, segment operating income would have increased by 5%, on both an actual and local currency basis, in 1994 versus 1993.

     Operating income of the Food Distribution segment increased by 9%, or 7% on a local currency basis, for the year ended December 31, 1994 compared to the year ended December 31, 1993. The increase, excluding Choky and Sodialim, was 10%, primarily relating to the increase in Leader Price stores and improved gross margins experienced at the Leader Price wholesale level.

     Operating income of the Grocery Products segment decreased by 1% to $43.4 million, or a 1% increase on a local currency basis, during 1994 versus 1993. Excluding Premier and Sanson, operating income would have decreased 1% in 1994 versus 1993. La Menorquina increased operating income by 64% for the year ended December 31, 1994, primarily due to a 22% increase in net sales and lower selling and administration expenses. Operating income from beverage operations improved by 13% over the prior year primarily due to increased sales volume and improved overhead absorption. A 7% increase in Tayto's operating income was primarily due to increased sales volume in 1994 over 1993. Artigel posted a 59% decline in operating income during 1994 versus 1993 due to a reserve for possible uncollectible receivables from certain distributors. Excluding this bad debt reserve, Artigel would have posted a 59% increase in operating income for 1994 versus 1993 due to higher sales volume and improved operating margins as compared with the prior year. Artic reported a $4.8 million decrease in 1994's operating income versus 1993. Artic's decline was primarily due to recognition of $2.6 million in restructuring charges consisting of severance expense, writeoffs of obsolete inventory and additional plant shut down expenses. Also affecting Artic's operating income in 1994 versus 1993 were lower gross margins due to price increases from suppliers and poor results in key ice cream selling months of May and June due to unfavorable weather conditions. The Company also sold idle property in Puerto Rico during the third quarter of 1994, resulting in a gain of approximately $1.5 million which has been included in operating income for 1994.

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the year ended December 31, 1994 as compared to the year ended December 31, 1993.

                                                 NET SALES                              OPERATING INCOME
                                  ---------------------------------------    ---------------------------------------
                                      PERCENT CHANGE                             PERCENT CHANGE
                                     ATTRIBUTABLE TO                            ATTRIBUTABLE TO
                                  ----------------------        TOTAL        ----------------------        TOTAL
                                                EXCHANGE       PERCENT                     EXCHANGE       PERCENT
                                  OPERATIONS     RATES         CHANGES       OPERATIONS     RATES         CHANGES
                                  ----------    --------    -------------    ----------    --------    -------------
Segment
     Food distribution.........       11%           2%            13%             7%            2%            9%
     Grocery products..........        2           (1)             1              1            (2)           (1)
          Total................        9            1             10              4          --               4

     Net income for the year ended December 31, 1994 increased by $10.3 million to $11.3 million compared to 1993. Excluding the effect of special charges of $8.7 million in 1993, net income increased by $1.6 million as compared to 1993. The increase was attributable to increases in operating income before special charges of $2.8 million, other income due to asset sales of $13.1 million, and lower net interest expense of $3.6 million, which was partially offset by increased tax expense of $16.6 million and increased minority interest in earnings of $1.3 million.

     Net interest expense declined primarily due to a decrease in outstanding debt resulting from the application of the proceeds from the sales of the Sold Subsidiaries and the effect of the partial elimination of the Sold Subsidiaries' 1994 net interest expense.

     Income tax expense, as a percentage of income from continuing operations, increased principally due to taxes related to gains from dispositions.

SEASONALITY

     The Company's Food Distribution segment shows relatively even sales and operating income throughout the year. The Grocery Products segment shows greater seasonality, with the majority of sales and operating income earned during the second and third quarters of the year. Results of the Grocery Products segment are affected by summer weather conditions which impact sales of ice cream, dessert and soft drink products. While the working capital needs of the Food Distribution segment remain stable throughout the year, the working capital levels of the Grocery Products segment increase during the second and third quarters because of higher inventories and receivables.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred significant indebtedness in connection with the Acquisition. All of the Company's original Acquisition-related indebtedness has been repaid. Management believes that the Company's current level of indebtedness, amounting to approximately $288.0 million at December 31, 1995, of which $223.3 million represents long-term debt and $64.7 million represents short-term debt and current portion of long-term debt, is such that no significant restrictions on future earnings or liquidity exist and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company, however, continues to monitor its level of indebtedness.

     Working capital financing is generally available to each operating subsidiary of the Company through short-term lines of credit and overdraft facilities from local banks. At December 31, 1995, TLC Beatrice's subsidiaries had lines of credit denominated in local currencies totalling $141.0 million, of which $90.3 million remained unused. The Company believes that cash flow from operations combined with local credit facilities are sufficient, in the aggregate, to meet anticipated working capital and capital spending requirements, as well as the Company's debt service requirements for the foreseeable future, including interest payments.

     During the year ended December 31, 1995, the Company sold three subsidiaries: Artigel GmbH & Co. Kg, a 70% owned ice cream manufacturer in Germany, and two wholly owned ice cream distributors, Artic S.A. in Belgium and Artic France S.A.R.L. in France. Additionally, the Company ceased operations of its subsidiary, Dairyworld S.A., a Swiss trader of bulk dairy products. The Company recorded pre-tax gains on such sales and dispositions of approximately $10.5 million, which have been included in other income. The Company also recorded charges relating to non-cash exchange losses recorded in compliance with SFAS No. 52 in the amount of approximately $4.8 million. During 1995, the Company determined that advances from foreign subsidiaries were no longer of a long-term investment nature. Additionally, certain advances were either forgiven in connection with the sale of certain subsidiaries, converted into dividends or settled through other non-cash transactions. Accordingly, the translation adjustments related to these advances, previously included in cumulative translation adjustment, have been included in other income for the year ended December 31, 1995. During the year ended December 31, 1994 the Company sold the Sold Subsidiaries. The Company recorded pre-tax gains on such sales of approximately $12.1 million in 1994 which have been included in other income. The Company recorded after-tax gains on such sales of approximately $3.9 million. Also during 1994, the Company sold other investments for a pre-tax gain of approximately $1.6 million which has also been included in other income.

     At December 31, 1995, the Company had working capital of $42.3 million, compared to working capital of $8.8 million at December 31, 1994. The increase was primarily due to repayment of $40.6 million in short-term debt as part of the refinancing described below.

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

     Proceeds from the issuance of the Notes were used to repay: (i) a 485 million French franc (approximately $98.6 million at the September 30, 1995 foreign exchange rate) term loan (the 'Term Loan') due September 2001 of TLC Beatrice International Holdings France S.A. ('TLC France'), bearing interest at the Paris Interbank Offering Rate ('PIBOR') plus 1.75%; (ii) a 100 million French franc (approximately $20.3 million at the September 30, 1995 foreign exchange rate) subordinated term loan (the 'Subordinated Loan') due March 2002 of TLC France, bearing interest at PIBOR plus 3.5%, and a redemption fee of approximately $2 million which was due when the Subordinated Loan was repaid;
(iii) 46 million French francs (approximately $9.3 million at the September 30, 1995 foreign exchange rate) and $16.3 million outstanding under a 137 million French franc revolving loan of Irish Holdings due October 31, 1995, bearing interest at LIBOR plus 1.30% and (iv) $15 million outstanding under a term loan due January 1996 of TLC Beatrice, bearing interest at 7.69%, which loan was guaranteed by certain subsidiaries of TLC Beatrice. The remaining proceeds were used for general corporate purposes. The Company recorded charges of $4.6 million pre-tax or $3.1 million after-tax in the quarter ended December 31, 1995 relating to the repayment of these facilities which is reflected as an extraordinary item.

     On October 6, 1995, Irish Holdings entered into the Credit Agreement pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) and (b) an amount calculated as follows: 28 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.4 million at the December 31, 1995 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.1 million at the December 31, 1995 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of

Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of December 31, 1995, 1.25 billion pesetas (approximately $10.3 million at the then prevailing foreign exchange rate) was borrowed under the Credit Agreement, all of which was repaid on February 1, 1996.

     For the years ended December 31, 1995, 1994 and 1993, cash provided by operating activities was $75.3 million, $48.3 million and $18.8 million, respectively.

     In the year ended December 31, 1995, cash provided by financing activities was $49.8 million, primarily reflecting net proceeds from the issuance of the Notes, offset by the repayments of $136.4 million and $6.4 million of long-term and short-term indebtedness, respectively.

     In 1994, cash used in financing activities was $79.4 million, primarily reflecting the net repayments of short-term indebtedness of $41.2 million and long-term indebtedness of $34.7 million.

     In 1993, cash provided by financing activities was $24.3 million. Net proceeds from issuance of long-term and short-term debt of $36.5 million was reduced by pro rata loans made to minority interests of $11.6 million. Loans by certain of TLC Beatrice's subsidiaries to minority interests represent a tax-efficient method of distributing earnings to stockholders. Such loans are also made to the Company as majority stockholder on a pro rata basis. In 1995, the Company netted these loans to a minority interest partner (previously recorded in noncurrent assets) against the respective minority interests. The Company expects the loans to be repaid through the application of dividend payments anticipated in January 1997.

     For the year ended December 31, 1995, cash used in investing activities was $83.8 million, primarily reflecting disbursements for net capital expenditures of $60.9 million, bond investments relating to the Canary Island tax incentive program (described below) of $10.4 million and equity ownership stakes in Leader Price stores of $8.7 million. For the year ended December 31, 1994, cash provided by investing activities was $48.6 million, primarily as a result of the proceeds received from the sale of the Sold Subsidiaries of $87.4 million principally offset by net capital expenditures. Cash used in investing activities was $59.6 million in 1993, primarily reflecting capital expenditures.

     The 1995 net capital expenditures of approximately $60.9 million were applied primarily toward the maintenance and further expansion of the Company's ice cream sales in Spain and distribution network in France and the costs of new store openings, which primarily consisted of Leader Price stores. Net capital expenditures during the year ended December 31, 1994 totalled approximately $40.5 million, as compared to $52.6 million for the comparable 1993 period. The reduction in 1994 net capital expenditures reflects the disposition of the corporate aircraft and the sale of idle property in Puerto Rico.

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

     Certain countries in which the Company operates have in the past imposed temporary exchange controls which restricted payments from the Company's subsidiaries. No such exchange controls are currently in effect or, to the knowledge of the Company, proposed. When such exchange controls were in effect, the impact on the Company's operations was not material.

     The Company, including in certain circumstances TLC Beatrice, is a party to separate stockholder agreements with minority stockholders. Certain of these minority stockholders have the option to require the Company to purchase their interests in certain of the Company's subsidiaries in whole or in part at any time, and certain of these minority stockholders have the option to require the Company to purchase their interests in certain of the Company's subsidiaries in whole or in part on or after January 1, 1997 or upon cessation of such stockholder's employment with the Company for any reason. Solely for purposes of illustration, if all of such options were exercised in full, using the formula that would be in effect on January 1, 1997, the Company's aggregate purchase obligation in respect of the interests in such subsidiaries is estimated to be approximately $35 million as of December 31, 1995. Such amount would be likely to increase or decrease depending on when such options were exercised. In addition, certain other minority stockholders have the right to require the Company to repurchase their shares in Distribution Leader Price and Retail Leader Price, and the Company has the right to acquire such shares, on or after July 1, 1997. If the put option is exercised after July 1, 1997, as long as the Notes remain outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at PIBOR. After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if such other minority stockholders were to have exercised their options to require the Company to purchase all their shares in such subsidiaries on December 31, 1995, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $91 million. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase prior to the exercise of such option, as to which no assurance can be given, the purchase price would increase materially. Due to the manner in which such purchase price would be calculated, the Company is not currently able to quantify what the purchase obligation would be. However, the Company believes that such purchase obligation would be material. See Part I, Item 1. 'Business -- Relationships with Minority Stockholders' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 6 of Notes to Consolidated Financial Statements.'

     If any or all of such minority stockholders require the Company to purchase their interest in certain subsidiaries of the Company pursuant to the put rights described above, the Company believes cash flows from operations, together with the Company's potential financing sources, will be sufficient to meet any purchase obligation that may result.

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

     TLC Beatrice is a defendant in lawsuits with Carlton Investments alleging, among other things, a breach of the Stockholders' Agreement, waste of corporate assets and breaches of fiduciary duties. TLC Beatrice intends to vigorously defend against these actions and believes these allegations to be without merit. TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. The ultimate outcome that may result from these matters may have a material effect on TLC Beatrice's consolidated financial condition and/or results of operations. See Part I, Item 3. 'Legal Proceedings.'

TAX MATTERS

     TLC Beatrice is presently a personal holding company within the meaning  of
Section 542 of the Internal Revenue Code of 1986, as amended. It could therefore be subject to a special United States federal income tax (in addition to the regular corporate tax) under certain circumstances. If applicable, the additional tax is imposed at a rate of 28% through 1992, and 39.6% thereafter, based on such corporation's taxable income (computed after certain adjustments, including a reduction for capital gains, the regular federal income tax and a limited use of the net operating loss deduction) reduced by certain dividends paid ('undistributed personal holding company income'). For the one-month period ended December 31, 1987 and the eight years ended December 31, 1995, the Company had no undistributed personal holding company income and therefore the tax did not apply.

     Currently, many of the countries in which the Company's subsidiaries are located impose a withholding tax of approximately 5% to 15% on dividends paid by such subsidiaries to the Company. Such taxes may generally be credited against federal income taxes payable by the Company in the United States. However, because the Company does not have significant taxable income in the United States, it may be unable to use any or all of such credits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 of this Report under the caption '(a)1.' and follow Item 14. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors are elected by the stockholders of TLC Beatrice at its annual meeting or, in the case of a vacancy, appointed by the stockholders or by the directors then in office to serve until the next annual meeting or until their successors are elected and qualified. The officers of TLC Beatrice are elected by and serve at the pleasure of the Board of Directors. Set forth below is certain information concerning the directors and executive officers of TLC Beatrice.

                 NAME                                       POSITION                      AGE
- ---------------------------------------  ----------------------------------------------   ---
                                                                                          53
Loida Nicolas Lewis....................  Chairman and Chief Executive Officer; Director
                                                                                          53
Reynaldo P. Glover.....................  Executive Vice President, General Counsel and
                                           Assistant Secretary; Director
                                                                                          51
Peter Offermann........................  Executive Vice President and Chief Financial
                                           Officer
                                                                                          44
Dennis P. Jones........................  Executive Vice President, Operations
                                                                                          51
Daniel Jux.............................  President, Food Distribution Division
                                                                                          49
Vincent P. O'Sullivan..................  President, Grocery Products Division
                                                                                          49
Charles Clarkson.......................  Secretary; Counsel
                                                                                          34
Terri L. Pike..........................  Controller
                                                                                          42
Rene S. Meily..........................  Vice President, Director of Communications
                                                                                          50
Imelda M. Nicolas......................  Vice President, Training and Development
                                                                                          62
Clifford L. Alexander, Jr..............  Director
                                                                                          72
Lee A. Archer, Jr......................  Director
                                                                                          50
Paul A. Biddelman......................  Director
                                                                                          51
Dort A. Cameron III....................  Director
                                                                                          49
Robert C. deJongh......................  Director
                                                                                          43
Anthony S. Fugett......................  Director
                                                                                          23
Leslie N. Lewis........................  Director
                                                                                          53
James E. Obi...........................  Director
                                                                                          54
Ricardo J. Olivarez....................  Director
                                                                                          70
Samuel P. Peabody......................  Director
                                                                                          72
William H. Webster.....................  Director

     Loida Nicolas Lewis has been a director of TLC Beatrice since December 22, 1993. She became Chairman of TLC Beatrice effective February 1, 1994 and Chief Executive Officer in July 1994. From 1979 through 1990, Mrs. Lewis served as a General Attorney for the United States Immigration and Naturalization Service. From February 1993 she has been Chairman of The Reginald F. Lewis Foundation, Inc., a private foundation. Mrs. Lewis was an associate attorney with Antonio C. Martinez from 1977 to 1979 and legal clerk at Manhattan Legal Services from 1970 to 1973. Mrs. Lewis is the mother of Leslie N. Lewis, sister of Imelda M. Nicolas and sister-in-law of Anthony S. Fugett.

     Reynaldo P. Glover has been a director of TLC Beatrice since July 1995 and Executive Vice President, General Counsel and Assistant Secretary of TLC Beatrice since July 1994. Since September 1994, Mr. Glover has served as of counsel to the law firm Rudnick & Wolfe. From 1991 through July 1994 he was a general partner of the law firm Miller, Shakman, Hamilton, Kurtzson & Schlifke. From 1987 through 1991 he was a general partner of the law firm Jenner & Block.

     Peter Offermann has been Executive Vice President and Chief Financial Officer of TLC Beatrice since December 1994. Since May 1994, Mr. Offermann has been the President of Offermann Financial, Inc., a financial consulting firm. From 1968 through May 1994, he served in a number of positions with Bankers Trust Company and its affiliates, including as Managing Director of BT Investment Partners, Inc. from October 1992 through May 1994, Managing Director of BT Securities Corporation from October 1991 through October 1992, and Managing Director of

Bankers Trust Company from 1986 through September 1991. Mr. Offermann is a Director of Jan-Bell Marketing, Inc.

     Dennis P.  Jones  has been  Executive  Vice President,  Operations  of  TLC
Beatrice since January 1993. He served as Senior Vice President, Business Planning and Development of TLC Beatrice from March 1990 to January 1993, and Vice President, Business Planning and Development of TLC Beatrice from 1987 to March 1990.

     Daniel Jux has been the President of the Food Distribution Division of TLC Beatrice since June 1990. He was Financial Director of the Food Distribution Division of TLC France from February 1988 to June 1990. Previously he was Field Manager from 1985 to 1988 and Financial Director from 1982 to 1985 of Boucheries Bernard, a French meat company.

     Vincent P. O'Sullivan has been President of the Grocery Products Division since January 1994. Mr. O'Sullivan has also been the Chairman and Managing Director of Tayto, the Company's snack company in Ireland, for more than five years.

     Charles Clarkson has been the Secretary and Counsel of TLC Beatrice since July 1994. From April 1993 to July 1994, he was Assistant Secretary and Counsel of TLC Beatrice. From March 1993 through January 1994, he also served as a consultant to TLC Beatrice. From May 1990 through March 1993, Mr. Clarkson was on a leave of absence from TLC Beatrice. He was Assistant Secretary of TLC Beatrice from April 1990 to October 1990 and Secretary of TLC Beatrice from August 1987 to April 1990. Mr. Clarkson was a partner of the law firm Lewis & Clarkson or its successor from 1979 until May 1990.

     Terri L. Pike has been Controller of TLC Beatrice since July 1993 and previously served as Assistant Controller of TLC Beatrice from July 1992 to July 1993. Ms. Pike was Controller of the Office of Environmental Policy/Legal Services Group for W.R. Grace & Co. from July 1991 to July 1992. From January 1989 to June 1991, she was Manager of Financial Procedures & Controls of Grace Specialty Businesses, a division of W.R. Grace & Co.

     Rene S. Meily has been Vice President, Director of Communications of TLC Beatrice since April 1995. From March 1994 through March 1995 he served as a consultant to TLC Beatrice. Mr. Meily was Vice President, Director of Communications of TLC Beatrice from November 1989 through January 1994 and Director of Communications from June 1988 through November 1989. From 1987 to 1988 he served as Client Service Manager for Burson-Marsteller Inc.

     Imelda M. Nicolas has been Vice President, Training and Development of TLC Beatrice since January 1996. From March 1994 through January 1996 she served as Assistant to the Chairman of TLC Beatrice. Since 1993 she had been Chairperson of the National Commission of Women for the Philippines. From 1986 through 1992 she was a presidential assistant in the Office of the President of the Philippines under President Corazon C. Aquino. She is the sister of Loida Nicolas Lewis and the aunt of Leslie N. Lewis.

     Clifford L. Alexander, Jr. has been a director of TLC Beatrice since May 24, 1996. Since January 1981, Mr. Alexander has been the President of Alexander & Associates, Incorporated, a private consulting firm. From February 1977 through January 1981, Mr. Alexander served as Secretary of the Army. Mr. Alexander is a director of MCI Communications Corporation, The Dun & Bradstreet Corporation, The Dreyfus Third Century Fund, Dreyfus General Family of Funds and Dreyfus Premier of Funds, Mutual of America Life Insurance Company, and American Home Products.

     Lee A. Archer, Jr. has been a director of TLC Beatrice since February 1988. From 1976 to 1987, he was a Vice President of General Foods Corporation. Since 1987, he has been Chairman and Chief Executive Officer of Organizational Publishing Company.

     Paul A. Biddelman has been a director of TLC Beatrice since October 1993. Mr. Biddelman was nominated as a director by Carlton Investments pursuant to the Stockholders' Agreement. Certain arrangements under the Stockholders' Agreement with respect to the election of directors are described under 'Certain Transactions.' Mr. Biddelman has been a principal of Hanseatic Corporation, a private investment management company, since 1992. From 1991 and until he joined Hanseatic Corporation, he was associated with Clements Taee Biddelman Incorporated, a financial advisory firm.

From 1982 to 1991 he was a Managing Director in Corporate Finance at Drexel Burnham Lambert Incorporated. Mr. Biddelman is a director of Insituform Technologies, Inc., Premier Parks, Inc., Celadon Group, Inc., Electronic Retailing Systems International, Inc. and Petroleum Heat and Power Company, Inc.

     Dort A. Cameron III has been a director of TLC Beatrice since July 1995. Since 1984, Mr. Cameron has been the general partner of BMA Limited Partnership, which is the general partner of Investment Limited Partnership, an investment partnership focusing on high-yield securities, structured transactions and certain direct equity investments. Since 1988, Mr. Cameron has been the co-general partner of EBD L.P., which is the general partner of The Airlie Group, L.P., an investment partnership focusing on hedged arbitrage transactions. Since 1993, Mr. Cameron has been the Chairman of the Board of Entex Information Services, Inc., a computer reseller and service corporation. Since 1994, Mr. Cameron has been the Chairman of the Board of Milestone Capital Management. Mr. Cameron is a director of Foodbrands America, Inc. and Perkins Restaurants, Inc.

     Robert C. deJongh has been a director of TLC Beatrice since February 1988. For more than five years, Mr. deJongh has headed the U.S. Virgin Islands architectural firm of deJongh & Associates.

     Anthony S. Fugett has been a director of TLC Beatrice since January 1993. Since May 1989, he has been President and Chief Executive Officer of ASF Systems, Inc., a computer systems integration company. From 1977 through May 1989, he was an executive with the International Business Machines Corporation. He is a brother-in-law of Loida Nicolas Lewis and uncle of Leslie N. Lewis.

     Leslie N. Lewis has been a director of TLC Beatrice since December 1991. Beginning in 1991, Ms. Lewis attended Harvard University, from which she graduated in 1995. She has held summer analyst positions at McKinsey & Co. during the summer of 1994, TLC Beatrice during the summer of 1993 and at Lion Advisors, L.P. during the summer of 1992. She is the daughter of Loida Nicolas Lewis and the niece of Imelda M. Nicolas and Anthony S. Fugett.

     James E. Obi has been a director of TLC Beatrice since February 1988. For more than five years Mr. Obi has been a Chartered Life Underwriter and Agency Manager for The Equitable Life Assurance Society of the United States.

     Ricardo J. Olivarez has been a director of TLC Beatrice since February 1988. Since April 1988, he has been the Controller of Southern California Association of Governments.

     Samuel P. Peabody has been a director of TLC Beatrice since February 1988. For more than five years, Mr. Peabody has been an educational consultant.

     William H. Webster has been a director of TLC Beatrice since May 24, 1996. Since September 1991, Mr. Webster has been a partner with the law firm of Milbank, Tweed, Hadley & McCloy. From May 1987 through September 1991, Mr. Webster served as Director of Central Intelligence. From February 1978 through September 1991, Mr. Webster served as Director of the Federal Bureau of Investigation. Mr. Webster is a director of Anheuser-Busch Companies, Inc., Maritz Inc. and Pinkerton, Inc.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation paid by TLC Beatrice to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated individuals serving as executive officers of the Company at the end of 1995 (collectively, the 'Named Executives'), for services rendered in all capacities to TLC Beatrice during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                       ANNUAL COMPENSATION             ----------------
                                            -----------------------------------------     SECURITIES
                                                                      OTHER ANNUAL        UNDERLYING        ALL OTHER
   NAME AND PRINCIPAL POSITION     YEAR     SALARY($)    BONUS($)   COMPENSATION($)    OPTIONS/SARS (#)  COMPENSATION($)
- ---------------------------------- ----     --------     --------  ------------------  ----------------  ----------------

Loida Nicolas Lewis                1995           --      750,000        --                 --               --
  Chairman of the Board            1994        --           --           --                 --               --
  and Chief Executive              1993        --           --           --                 --               --
  Officer(1)
Dennis P. Jones                    1995      250,000      155,000        --                 --                 4,620(2)
  Executive Vice President,        1994      195,000      101,250        --                 --                 4,620(2)
  Operations                       1993      180,000      170,000        --                 --                 4,497(2)
Peter Offermann                    1995      240,000      150,000        --                 --                 1,072(2)
  Executive Vice President and     1994       10,239       40,000        --                 --               --
  Chief Financial Officer(3)       1993        --           --           --                 --               --
Reynaldo P. Glover                 1995      275,000      115,000        --                 --                 4,620(2)
  Executive Vice President,        1994      232,500      140,000        --                 100,000(4)         4,620(2)
  General Counsel and Assistant    1993        --           --           --                 --               --
  Secretary; Director(5)
Carl Brody                         1995      245,830      125,000        --                 --                 4,620(2)
  Senior Vice President, Director  1994      221,250      125,000        --                 --                 4,620(2)
  of Taxes                         1993      180,000      110,000        --                 --                 4,497(2)

- ------------

(1) Loida Nicolas Lewis became Chairman of TLC Beatrice effective February 1, 1994 and Chief Executive Officer on July 27, 1994. She did not receive any salary or bonus for her services to TLC Beatrice in 1994 and only received a bonus for 1995. Mrs. Lewis did, however, receive compensation from TLC Group, L.P. in the amount of $700,000 in 1993 and $1 million in each of 1995 and 1994. TLC Beatrice paid TLC Group an annual fee of $1 million pursuant to the Stockholders' Agreement in each of 1993, 1994 and 1995. See Part III,
    Item 13. 'Certain Relationships and Related Transactions.'

(2) Reflects TLC Beatrice-matching contributions to the Beatrice International Savings Plan, as allowable under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(3) Mr. Offermann is the President of Offermann Financial, Inc., which provided financial advisory services to TLC Beatrice prior to Mr. Offermann joining the Company in December 1994. TLC Beatrice paid fees to Offermann Financial, Inc. of $150,000 in 1994. See Part III, Item 13. 'Certain Relationships and Related Transactions.'

(4) Pursuant to his employment agreement, Mr. Glover received 100,000 stock appreciation rights ('SARs') in 1994, 25,000 of which vested in each of 1994 and 1995. The remaining SARs have been cancelled. See ' -- Employment and Other Agreements.'

(5) Mr. Glover is of counsel to the law firm Rudnick & Wolfe, which has been and continues to be retained by TLC Beatrice to perform legal services on behalf of TLC Beatrice. TLC Beatrice paid fees to Rudnick & Wolfe of approximately $248,000 in 1994 and approximately $1,283,000 in 1995. In addition, prior to July 1994, Mr. Glover was a general partner of Miller, Shakman, Hamilton, Kurtzon and Schlifke, a law firm which was retained by TLC Beatrice to perform substantial services in 1994. The fees paid to Miller, Shakman, Hamilton, Kurtzon and Schlifke and Mr. Glover for legal services in 1994 were approximately $147,000. See Part III, Item 13. 'Certain Relationships and Related Transactions.'

     The following table contains information regarding grants of stock options and SARs made to the Named Executives in 1995.

                           OPTION/SAR GRANTS IN 1995

                                                          INDIVIDUAL GRANTS
                                         ---------------------------------------------------
                                                       PERCENT
                                                         OF
                                           NUMBER       TOTAL
                                             OF       OPTIONS/
                                           SHARES       SARS                                    POTENTIAL REALIZABLE VALUE AT
                                         UNDERLYING    GRANTED                                  ASSUMED ANNUAL RATES OF STOCK
                                          OPTIONS/       TO                                     PRICE APPRECIATION FOR OPTION
                                            SARS      EMPLOYEES    EXERCISE OR                              TERM
                                          GRANTED      IN 1995     BASE PRICE     EXPIRATION   -------------------------------
                 NAME                       (#)          (%)        ($/SHARE)        DATE          5% ($)          10% ($)
- ---------------------------------------  ----------   ---------   -------------   ----------   --------------   --------------

Loida Nicolas Lewis....................     --          --           --              --            --               --
Dennis P. Jones........................     --          --           --              --            --               --
Peter Offermann........................     --          --           --              --            --               --
Reynaldo P. Glover.....................     --          --           --              --            --               --
Carl Brody.............................     --          --           --              --            --               --

     The following table sets forth information regarding SARs held by the Named Executives as of the end of 1995.

                  AGGREGATED OPTION/SAR EXERCISES IN 1995 AND
                        YEAR-END 1995 OPTION/SAR VALUES

                                                                         NUMBER OF
                                                                         SECURITIES
                                                                         UNDERLYING         VALUE OF UNEXERCISED
                                                                        UNEXERCISED             IN-THE-MONEY
                                                                        OPTIONS/SARS            OPTIONS/SARS
                                                                     AT FISCAL YEAR-END      AT FISCAL YEAR-END
                                          SHARES                            (#)                     ($)
                                         ACQUIRED        VALUE       ------------------     --------------------
                                        ON EXERCISE     REALIZED        EXERCISABLE/            EXERCISABLE/
                NAME                        (#)           ($)          UNEXERCISABLE           UNEXERCISABLE
- ------------------------------------    -----------     --------     ------------------     --------------------

Loida Nicolas Lewis.................       --             --              --                     --
Dennis P. Jones.....................       --             --              --                     --
Peter Offermann.....................       --             --              --                     --
Reynaldo P. Glover..................       --             --              0/50,000                   0/0(1)
Carl Brody..........................       --             --              --                     --

- ------------

(1) There is no trading market for the Common Stock. However, based on the book value of the Common Stock, which was $10.62 per share as of December 31, 1995, and certain other factors, TLC Beatrice believes that the SARs held by Mr. Glover were not in-the-money on December 31, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Compensation Committee of the Board of Directors (the 'Compensation Committee'). During 1995, the members of the Compensation Committee were Anthony S. Fugett, Robert C. deJongh, James E. Obi and Paul A. Biddelman. Lee A. Archer, Jr. acted as an alternate member of the Compensation Committee.

     During 1995, none of the members of the Compensation Committee was an officer or employee of TLC Beatrice or any of its subsidiaries or a former officer of TLC Beatrice or any of its subsidiaries.

EMPLOYMENT AND OTHER AGREEMENTS

     The Company is a party to employment agreements with Reynaldo P. Glover, Daniel Jux and Vincent P. O'Sullivan and was a party to an employment agreement with Carl Brody which terminated on December 31, 1995. Mr. Glover's employment agreement commenced August 1, 1994 and can be terminated by Mr. Glover upon at least six months' prior written notice or by TLC Beatrice, with or without cause, effectively immediately upon written notice. Under such agreement, Mr. Glover receives a base salary of $275,000 per annum and an annual performance bonus determined in accordance with TLC Beatrice's management incentive plan. TLC Beatrice paid Mr. Glover an additional one-time signing payment of $100,000 in 1994. Pursuant to his employment agreement, Mr. Glover also received (subject to vesting) 100,000 SARs in 1994 with an exercise price of $30.00 per share under the TLC Beatrice Stock Incentive Plan (the '1992 Plan'). Twenty-five thousand of these SARs vested in each of 1994 and 1995 and the remaining SARs were cancelled in 1996 upon the adoption of the TLC Beatrice 1996 Long Term Incentive Stock Option Plan. See ' -- 1996 Long Term Incentive Stock Option Plan.' The outstanding SARs will become exercisable for a period of 90 days either upon a Change of Control (as defined in the 1992 Plan) or, at TLC Beatrice's option, when Mr. Glover leaves TLC Beatrice. Mr. Glover is also eligible to participate in TLC Beatrice's benefit plans offered generally to executive employees and is eligible for certain other fringe benefits. Upon termination by TLC Beatrice, other than for cause, Mr. Glover is entitled to receive two years' base pay if terminated in the first year, eighteen months' base pay if terminated in the second year and one years' base pay if terminated in the third year or later, such amounts in all cases to be paid on a monthly basis.

     Mr. O'Sullivan has separate employment agreements with TLC Beatrice and Tayto. Mr. O'Sullivan's employment agreement with TLC Beatrice commenced January 1, 1994 and can be terminated by Mr. O'Sullivan upon at least six months' prior written notice or by TLC Beatrice, with or without cause, immediately upon written notice. Under such agreement, Mr. O'Sullivan receives a base salary of $100,000 per annum and an annual performance bonus determined in accordance with TLC Beatrice's management incentive plan. Under such agreement, Mr. O'Sullivan waived coverage under all fringe benefit programs maintained or offered by TLC Beatrice to its employees except the Beatrice International Pension Plan and those benefits provided for specifically in his employment agreement. Upon termination, other than for cause, Mr. O'Sullivan is entitled to receive regular salary and bonus for a period equal to the number of full months that elapse following December 31, 1993 and prior to termination during which Mr. O'Sullivan served as President of the Grocery Products Division, up to a maximum of 30 months.

     Mr. O'Sullivan's employment agreement with Tayto commenced January 1, 1994, and has a three-year term which can be extended until Mr. O'Sullivan reaches age
65. Such agreement can be terminated by Mr. O'Sullivan upon at least six months' prior written notice or by Tayto, with or without cause, upon thirty days' prior written notice. Under such agreement, Mr. O'Sullivan receives a base salary of 85,000 Irish pounds per annum and an annual performance bonus in accordance with TLC Beatrice's management incentive plan. Under such agreement, Mr. O'Sullivan is eligible to participate in the Tayto Ltd. Non-Contributory Pension Plan, and is entitled to certain fringe benefits. Upon termination other than for cause or following six months' prior written notice of termination by Mr. O'Sullivan following a change in control (as defined in such agreement), Mr. O'Sullivan is entitled to receive his current base salary and target bonus for the unexpired term of such agreement.

     Mr. Jux has an employment agreement with TLC France, which commenced September 1, 1988 and is terminable at any time, with or without cause, by either TLC France or Mr. Jux upon six months' prior notice. Mr. Jux receives base salary of 1,350,000 French Francs per annum plus an annual performance bonus of up to 60% of base salary, the exact amount depending on the achievement of certain financial objectives established each year by TLC France. In addition, Mr. Jux is entitled to participate in the retirement and insurance plans of TLC France and is eligible for certain other customary fringe benefits. Upon termination, other than for serious professional misconduct, Mr. Jux is entitled to a lump-sum payment equal to six months' base salary.

     On November 30, 1995, TLC Beatrice entered into a termination agreement with Carl Brody as part of Mr. Brody's retirement from TLC Beatrice, which was effective on December 31, 1995. Pursuant to the terms of this agreement, Mr. Brody will be paid $250,000 during calendar year 1996, payable semi-monthly. Mr. Brody has also been retained as a consultant to TLC Beatrice for the years 1996, 1997 and 1998, for which Mr. Brody will be paid a fee of $25,000 per year, payable semi-monthly. In addition, pursuant to his termination agreement, Mr. Brody is to be paid or has been paid the following amounts: $125,000 on January 15, 1996 as a bonus for 1995; a lump-sum payment of $139,836 on January 15, 1996 under the Beatrice International Supplemental Pension Plan; and a $465,000 severance payment on March 15, 1996. Mr. Brody will continue to participate in benefit plans of TLC

Beatrice until the earlier of 18 months from December 31, 1995 or the date Mr. Brody commences other employment pursuant to which Mr. Brody is entitled to benefits similar to those being provided by TLC Beatrice.

     In 1994, TLC Beatrice entered into various termination agreements with certain of its former executive officers (including Mr. Jean S. Fugett, Jr., Mr. Albert Fenster, Mr. David A. Guarino and Mr. W. Kevin Wright), in connection with the termination of such executive officers' employment, providing for total payments of $5,845,000 and continuation of certain benefits for a period not to exceed eighteen months. In the case of Mr. Fugett and Mr. Fenster, the termination agreements were in settlement of the Company's obligations under their respective employment agreements. Total severance payments paid to Mr. Fugett, Mr. Fenster, Mr. Guarino and Mr. Wright were approximately $2.1 million, $1.8 million, $960,000, and $960,000, respectively. Mr. Wright was retained as a consultant to TLC Beatrice for a one year term ending July 14, 1995, for which he was paid $200,000.

EMPLOYEE BENEFIT PLANS

     Beatrice International Pension Plan. Generally, employees of TLC Beatrice and participating subsidiaries and affiliates of TLC Beatrice ('Participating Employers') who are in executive, managerial, technical, professional, administrative, clerical or sales positions or who are members of covered collective bargaining units, and who have performed 1,000 hours of service, are covered by the Beatrice International Pension Plan ('BIPP'), which is designed to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the 'Code'). BIPP provides a monthly retirement benefit at age 65 equal to 1.5% of final average monthly earnings multiplied by years of benefit service, less 1.5% of monthly Social Security benefits multiplied by years of benefit service (not to exceed, however, 50% of monthly Social Security benefits), reduced by amounts payable under other defined benefit plans. 'Final average monthly earnings,' as defined in BIPP, means average monthly cash compensation (excluding payments under long-term incentive plans and expense reimbursements) over five consecutive years for which earnings were highest during a participant's last fifteen calendar years of employment, or if greater, the 60 consecutive months during the last 120 months of service during which earnings were highest. BIPP also provides early retirement benefits and a surviving spouse benefit if a participant dies after satisfying certain requirements.

     The normal form of payment under BIPP is a life annuity if the participant is unmarried, or a 50% joint and survivor annuity, if married. There are, however, optional forms of payment available, including other joint and survivor annuities, and a life annuity with a guaranteed payment period of up to fifteen years. The Code imposes a limitation on the benefits that may be paid under BIPP as of January 1, 1989. The amount of annual compensation which could be taken into account for benefit plan purposes in 1995 and 1994 was $150,000. The 1993 limit was $235,840. The Company has a non-qualified supplemental pension plan to provide benefits that participants would have been entitled to receive under BIPP were it not for these and other limitations.

                               PENSION PLAN TABLE

                                                                      YEARS OF SERVICE
                                                  --------------------------------------------------------
REMUNERATION                                         15          20          25          30          35
- -----------------------------------------------   --------    --------    --------    --------    --------

$125,000.......................................   $ 24,750    $ 33,000    $ 41,250    $ 49,500    $ 58,125
 150,000.......................................     30,375      40,500      50,625      60,750      71,250
 175,000.......................................     36,000      48,000      60,000      72,000      84,375
 200,000.......................................     41,625      55,500      69,375      83,250      97,500
 225,000.......................................     47,250      63,000      78,750      94,500     110,625
 250,000.......................................     52,875      70,500      88,125     105,750     123,750
 300,000.......................................     64,125      85,500     106,875     128,250     150,000
 400,000.......................................     86,625     115,500     144,375     173,250     202,500
 450,000.......................................     97,875     130,500     163,125     195,750     228,750
 500,000.......................................    109,125     145,500     181,875     218,250     255,000

     Based on estimated Social Security benefit levels, the table reflects annual benefit payments under BIPP and the non-qualified supplemental pension plan in the form of a straight life annuity to participants at specified annual salary levels and with specified lengths of service under BIPP. BIPP provides that (i) the definition of the term 'final average monthly earnings' for purposes of that plan includes earnings through the month of termination, (ii) the reduction factors for early retirement and deferred pensions are 6% for each year between ages 55 and 60 and (iii) no reduction factors apply above age 60 or above age 55 if the sum of the participant's age and years of service is at least 90. At December 31, 1995, Mr. Jones had 17 years of credited service and Messrs. Glover and Offermann each had one year of credited service for purposes of BIPP. Mr. Brody is receiving monthly payments of approximately $1,100 under the BIPP. No other Named Executive has any credited years of service for purposes of BIPP.

     Beatrice International Supplemental Pension Plan. The Beatrice International Supplemental Pension Plan ('SPP') provides supplemental retirement income for participants and their beneficiaries. A participant is any employee of TLC Beatrice or any of its affiliates or subsidiaries who is a participant under BIPP. Participants are entitled to receive the actuarial equivalent of (i) the amount by which their benefits under BIPP are reduced as a result of the operation of Sections 415 (limit on benefits) and 401(a)(17) (annual limit on compensation) of the Code and (ii) the amount by which their benefits under BIPP and SPP are reduced due to the deferral of their compensation after 1985. Additionally, officers of TLC Beatrice holding the office of Vice President or higher, whose employment with TLC Beatrice and its affiliates terminates after any 'change in control' (as defined in SPP) and before their benefit under BIPP becomes nonforfeitable, shall be entitled to an amount equal to the benefit under BIPP that they would have been entitled to had they performed the minimum number of years of service necessary to qualify for a benefit thereunder. Benefits shall be calculated on the basis of a monthly benefit for the life of the employee and are paid in a lump sum or, in the sole discretion of the committee which administers BIPP and SPP, in any form of benefit provided for under BIPP.

     Beatrice International Savings Plan. The Beatrice Companies, Inc.'s Board of Directors approved the establishment of the Beatrice Employee Savings Trust (the 'Prior Plan'), which became effective July 1, 1984. Effective as of December 1, 1987, TLC Beatrice established the Beatrice International Savings Plan ('BISP') for the benefit of its employees and retirees, and those of Participating Employers, who were employees and retired employees of Beatrice International Food Company and who participated or were eligible to participate in the Prior Plan. Other salaried and hourly employees of the Company and Participating Employers (and part-time employees who have completed a year of service with the Company or a Participating Employer) are also eligible to participate in BISP if they so elect. BISP is designed to qualify under Sections 401(a) and 401(k) of the Code as a profit-sharing plan. BISP allows participants to defer up to 17% of their eligible compensation on a pre-tax basis, except that pre-tax contributions were limited to $9,240 for 1995 and 1994, and $8,994 for 1993 to conform with the Tax Reform Act of 1986. Subject to certain limitations, the BISP also permits participants to make after tax contributions. TLC Beatrice and Participating Employers make matching contributions of 50% of the amount of salary deferral and after-tax contributions (up to 6% of compensation) elected by a BISP participant.

     Amounts contributed for a participant are held in trust until distributed either in a lump sum, or installments, pursuant to the provisions of the plan. All employee contributions are 100% vested. Fifty percent of the employer's contributions vest after three years of employment. One hundred percent of the employer's contributions vest after five years of employment. Employee contributions and employer matching contributions are invested at the employee's discretion in investment alternatives offered by the plan.

     During 1995, TLC Beatrice made contributions to BISP on behalf of Messrs. Jones, Offermann, Glover and Brody in the amounts of $4,620, $1,072, $4,620 and $4,620, respectively.

     Management Incentive Plan. Until January 1996, TLC Beatrice's eligible senior management employees, as approved by the Chairman and Chief Executive Officer, participated in TLC Beatrice's Management Incentive Plan ('MIP'). Certain other members of management participated at the discretion of officers named in MIP. Participants in MIP earned annual bonuses based upon (i) the yearly financial performance of the business unit of the Company for which they performed services, as compared with the financial targets set for it by members of TLC Beatrice's management; and (ii) individual performance, as compared with individual performance goals developed jointly by participants and their supervisors. The maximum bonus that could be earned under MIP varied from 85% of a participant's base salary (for the most highly compensated participants) to 25% of a participant's base salary (for the least highly compensated participants). Base salary meant gross earnings before BISP deferrals for the applicable year, excluding MIP bonuses, long-term incentive awards, overbase allowances, imputed income from fringe benefit plans and non-recurring payments such as moving expenses. The criteria used in developing financial targets included the operating earnings, cash flow and return on total capital for the business unit of the participant. Individual performance goals included both quantifiable and non-quantifiable criteria and incorporated specific objectives, plans of action and timetables for accomplishment. The Chairman and Chief Executive Officer could, prior to the end of the applicable year, change financial targets or individual performance goals.

     The MIP was terminated in January 1996 upon adoption of the TLC Beatrice Annual Incentive Plan.

ANNUAL INCENTIVE PLAN

     On January 19, 1996, the Board of Directors of TLC Beatrice established the TLC Beatrice 1996 Annual Incentive Plan (the 'Annual Incentive Plan') for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, managers and other key employees of TLC Beatrice and its subsidiaries. Each participant's award under the Annual Incentive Plan for any fiscal year is based on the Company's financial performance as well as, where appropriate, the participant's own individual performance. The Annual Incentive Plan is administered by the Compensation Committee.

     Participants in the Annual Incentive Plan are chosen by the Compensation Committee, upon the recommendation of the Chief Executive Officer of TLC Beatrice. At the beginning of each fiscal year, an individual target award (an 'Individual Target Award') is established for each participant based on a percentage of such participant's base salary. The Annual Incentive Plan contemplates that the applicable percentage will vary by Company position and range from 10% to 75% of base salary, as determined by the Compensation Committee. Actual awards under the Annual Incentive Plan are based on the following factors: (i) the Company's actual earnings from operations ('Actual Earnings') as compared to targeted earnings ('Target Earnings') established at the beginning of each fiscal year; (ii) the Company's achievement of any other special, strategic or other performance factors; and (iii) the individual performance of each participant.

     The maximum amount of funds made available by the Company for the purpose of making awards under the Annual Incentive Plan in any fiscal year (the 'Maximum Available Awards Fund') is the aggregate amount of all Individual Target Awards established at the commencement of the fiscal year (the 'Incentive Award Pool') multiplied by a percentage based on the Company's Actual Earnings as compared to Target Earnings for such fiscal year. Depending on Actual Earnings, the Maximum Available Awards Fund in any fiscal year may equal from 0% to 150% of the Incentive Award Pool. The Chief Executive Officer and the Compensation Committee also have discretion to increase or decrease the Maximum Available Awards Fund in any year based on other performance measures that are deemed appropriate. The amount of the award paid to each participant is equal to such participant's proportionate share (based on his or her Individual Target Award) of the Maximum Available Awards Fund, subject to adjustment by the Compensation Committee.

1996 LONG TERM INCENTIVE STOCK OPTION PLAN

     On January 19, 1996, TLC Beatrice established (subject to shareholder approval) the TLC Beatrice 1996 Long Term Incentive Stock Option Plan (the '1996 Stock Option Plan') to promote the long-term financial performance of TLC Beatrice by attracting, retaining and motivating Key Employees (as defined in the 1996 Stock Option Plan) and Consultants (as defined in the 1996 Stock Option
Plan). The Board of Directors administers the 1996 Stock Option Plan, which provides for the grant of options with respect to a maximum of 750,000 shares of Common Stock. Each Key Employee and Consultant may receive options to purchase a maximum of 100,000 shares of Common Stock under the 1996 Stock Option Plan in any calendar year, as determined by the Board of Directors. The exercise price for an option granted pursuant to the 1996 Stock Option Plan which is intended to meet the requirements of Section 422(b) of the Code (an 'ISO'), which may be granted only to a Key Employee, cannot be less than 100% (or 110% in certain cases) of the fair market value (as calculated in accordance with the 1996 Stock Option Plan) of a share of Common Stock on the date the ISO is granted. The exercise price for each non-ISO option granted pursuant to the 1996 Stock Option Plan (a 'NQSO'), which may be granted to either a Key Employee or a Consultant, shall be determined by the Board of Directors on the date that the NQSO is granted. Each option granted under the 1996 Stock Option Plan shall be evidenced by a stock option agreement between the Key Employee or Consultant, as the case may be, and TLC Beatrice, which agreement may contain additional terms not inconsistent with the 1996 Stock Option Plan.

     Each option granted under the 1996 Stock Option Plan shall become exercisable, in full or in part, as the Board of Directors determines, provided that no option may become exercisable prior to the later of the listing of the Common Stock on any national securities exchange or interdealer quotation system or thirty months from the grant of such option. The Board of Directors may postpone the exercise of an option in order to (i) effect or maintain registration or qualification of the 1996 Stock Option Plan, or Common Stock issuable thereunder, under any applicable securities law, (ii) take any action required to comply with restrictions incident to the listing on any securities exchange of, or the maintenance of a public market for, the Common Stock or
(iii) determine that the actions described in (i) or (ii) need not be taken. No postponement of the exercise of an option granted under the 1996 Stock Option Plan will extend the termination or expiration date of such option. In the event of a Change of Control (as defined in the 1996 Stock Option Plan) of TLC Beatrice, any unvested options shall become fully vested and immediately exercisable.

     Each option granted under the 1996 Stock Option Plan shall terminate as determined by the Board of Directors, but not later than the earliest of (i) ten years (or five years in the case of certain ISOs) from the date of grant, (ii) ninety days after the grantee's employment or relationship with TLC Beatrice terminates other than 'for cause' (as defined in the 1996 Stock Option Plan),
(iii) two years after the grantee's employment or relationship with TLC Beatrice terminates other than 'for cause' if such termination occurs within two years following a Change of Control of TLC Beatrice and (iv) immediately upon the termination of the grantee's employment or relationship with TLC Beatrice 'for cause.' The 1996 Stock Option Plan will terminate on December 31, 2000, unless terminated earlier by the Board of Directors.

     Provisions of the 1996 Stock Option Plan relating to extension of its termination date, the amount of Common Stock for which options may be granted, the eligibility standards for participants and the period during which options may be exercised may only be amended with shareholder approval. Amendment or termination of the 1996 Stock Option Plan shall not affect the validity or terms of any option previously granted thereunder in a manner adverse to the grantee without the consent of such grantee.

     On January 19, 1996, the Board of Directors of TLC Beatrice granted options with respect to 563,000 shares of Common Stock to seventeen Key Employees under the 1996 Stock Option Plan, subject to shareholder approval of the 1996 Stock Option Plan. These options will become exercisable in accordance with the 1996 Stock Option Plan at an exercise price equal to the greater of $25.00 per share or the fair market value (as calculated in accordance with the 1996 Stock Option
Plan) of a share of Common Stock on the date the 1996 Stock Option Plan receives shareholder approval.

1992 STOCK INCENTIVE PLAN

     In December 1992, TLC Beatrice established a Stock Incentive Plan (the '1992 Plan') to reward officers, key employees and directors for service to the Company and to provide incentives for future service and enhancement of shareholder value. The Compensation Committee administers the 1992 Plan. The 1992 Plan provided for awards of up to 500,000 stock appreciation rights ('SARs') to directors and key employees and up to 100,000 shares of phantom stock to officers and members of TLC Beatrice's management, each as determined by the Compensation Committee. With the adoption of the 1996 Stock Option Plan, no further awards of SARs or phantom stock will be made under the 1992 Plan. See ' -- 1996 Long Term Incentive Stock Option Plan.'

     Upon a Change in Control (as defined in the 1992 Plan) or, at TLC Beatrice's option, when a plan participant leaves the Company, TLC Beatrice will pay to the participant in cash the fair market value of the aggregate number of SARs and phantom stock awarded to such participant less the Exercise Price (as defined in the 1992 Plan) of each SAR or share of phantom stock. Under the 1992 Plan, in the event that the Common Stock is not traded in the public market, the determination of fair market value, both for purposes of SARs and phantom stock rights, is determined solely at the discretion of the Compensation Committee. The 1992 Plan does not provide any parameters limiting the Compensation Committee in this regard, and there are a variety of permissible methods for determining fair market value. Awarded SARs and shares of phantom stock are subject to forfeiture under certain circumstances.

     On December 1, 1992, 5,000 SARs were awarded to each member of the Board of Directors and to several key employees, for a total of 55,000 SARs. In 1993, 25,000 shares of phantom stock were awarded to certain members of TLC Beatrice's management. In 1994, 200,000 SARs were awarded to certain members of TLC Beatrice's management. Also during 1994, the rights to 20,000 shares of phantom stock and 10,000 SARs were waived pursuant to certain severance agreements of key management personnel. In January 1995, 75,000 of the 200,000 SARs awarded in 1994 were forfeited in connection with the termination of certain employment agreements. In January 1996, 50,000 SARs awarded under the 1992 Plan were cancelled with the adoption of the 1996 Stock Option Plan.

FINANCIAL COUNSELING PLAN

     Each executive officer of TLC Beatrice is entitled to annual financial counseling services having a value of $3,000 to $10,000 depending on his or her position, and certain senior officers are entitled to an additional $5,000 for an estate review in the fifth year of participation and the year of retirement. The financial counseling services include tax and estate planning, tax return preparation assistance and personal financial management advice.

BEATRICE INTERNATIONAL FOOD COMPANY SEVERANCE POLICY

     TLC Beatrice maintains the Beatrice International Food Company Severance Policy (the 'Policy') for eligible employees who are not exempt under the Federal Fair Labor Standards Act and are employed on a full-time basis at TLC Beatrice's corporate headquarters (the 'Covered Employees'). TLC Beatrice may, in its sole discretion, extend the policy to non-exempt persons employed by one or more of its divisions or subsidiaries. Severance benefits are available to employees who are unemployed following termination without cause or resignation with good reason. TLC Beatrice may, in its sole discretion, award severance pay to an employee terminated for poor job performance or may classify any termination as a 'special situation separation' and establish a separate severance policy. Covered Employees who become unemployed because of death, disability or misconduct are not eligible for benefits under the Policy. A Covered Employee who is bonus eligible and is in salary grade 14 or above is entitled to an amount equal to (i) one year's base salary at the highest annual rate in effect during the three-year period prior to termination of employment and (ii) his target bonus under the bonus plan in effect at the date of termination. A Covered Employee who is not bonus eligible or is in salary grade 15 or below is entitled to an amount equal to nine months' base salary at the highest annual rate in effect during the three-year period prior to termination of employment. Benefits are paid on a schedule determined by TLC Beatrice. If an employee is entitled to receive severance pay benefits, he is entitled to continue receiving basic health and welfare plan benefits until the earliest of
(i) the date the Covered Employee is covered by another employer's plan, (ii) the date that is six months after a Covered Employee receives a severance payment in a lump sum or (iii) the date the Covered Employee ceases to receive severance pay installments. In 1995, 1994 and 1993, excluding termination agreements with certain of TLC Beatrice's former executive officers (see ' -- Employment and Other Agreements'), accruals in the amount of $600,000, $700,000 and $1.2 million, respectively, were set up for severance payments to be made in 1994 through 1996 under the Policy.

COMPENSATION OF DIRECTORS

     Directors who are employees of TLC Beatrice do not receive any special compensation for their services as directors. During 1995 each outside director of TLC Beatrice was paid an annual fee of $20,000 and a fee of $1,200 plus travel-related expenses for each meeting of the Board of Directors or committee of the Board of Directors attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of July 10, 1996, certain information with respect to the beneficial ownership of shares of Common Stock of TLC Beatrice of all persons known by TLC Beatrice to own beneficially 5% or more of the outstanding shares of Common Stock. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated. All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based on information furnished by the persons listed or otherwise known to TLC Beatrice.

                                                                         AMOUNT AND NATURE
                           NAME AND ADDRESS                                OF BENEFICIAL           PERCENTAGE OF
                         OF BENEFICIAL OWNER                                 OWNERSHIP               CLASS(1)
- ----------------------------------------------------------------------   -----------------         -------------

Estate of Reginald F. Lewis ..........................................       4,378,260(2)              47.91%
  c/o TLC Beatrice International Holdings, Inc.
  9 West 57th Street
  New York, NY 10019
Loida Nicolas Lewis ..................................................       4,478,260(2)(3)           49.00%
  c/o TLC Beatrice International Holdings, Inc.
  9 West 57th Street
  New York, NY 10019
Leslie N. Lewis ......................................................       4,378,260(2)(4)           47.91%
  c/o TLC Beatrice International Holdings, Inc.
  9 West 57th Street
  New York, NY 10019
Carlton Investments ..................................................       2,018,891(5)              22.09%
  c/o CS Manager Corporation
  844 Moraga Drive
  Los Angeles, CA 90049
MAC & Company ........................................................       1,432,092(6)              15.67%
  P.O. Box 360796M
  Pittsburgh, PA 15251
Atwell & Company .....................................................              --(7)             --
  c/o U.S. Trust Company of New York
  770 Broadway
  New York, NY 10013
Cede & Co. ...........................................................              --(8)             --
  Box 20
  Bowling Green Station
  New York, New York 10004
Baupost Entities .....................................................         496,035(9)               5.43%
  44 Brattle Street
  Cambridge, Massachusetts 02238

- ------------

(1) At July 10, 1996, there were 9,138,465 shares of Common Stock outstanding.

(2) Loida Nicolas Lewis, the wife of the late Reginald F. Lewis, and Leslie N. Lewis are the co-executrices of the Lewis Estate. Joint voting and dispositive power with respect to the shares held by the Lewis Estate are held by Loida Nicolas Lewis and Leslie N. Lewis. Accordingly, Loida

                                              (footnotes continued on next page)

(footnotes continued from previous page)
    Nicolas Lewis and Leslie N. Lewis may be deemed to have shared power to vote and shared investment power with respect to the 4,378,260 shares owned by the Lewis Estate. Loida Nicolas Lewis, her two children, Leslie N. Lewis and Christina S.N. Lewis, and The Reginald F. Lewis Foundation, Inc. are among the beneficiaries of the Lewis Estate.

    In addition, Loida Nicolas Lewis owns directly 100,000 shares of Common Stock of TLC Beatrice.

    Not included in the figures in the table are (i) an additional 100,000 shares of Common Stock of TLC Beatrice owned directly by a trust for the benefit of Leslie N. Lewis, of which Carolyn E. Fugett, her grandmother, is trustee, with sole power to vote and sole investment power with respect to such shares and (ii) an additional 100,000 shares of Common Stock of TLC Beatrice owned directly by a trust for the benefit of Christina S.N. Lewis, of which Carolyn E. Fugett, her grandmother, is trustee, with sole power to vote and sole investment power with respect to such shares.

(3) Includes (i) 100,000 shares owned directly by Loida Nicolas Lewis and (ii) 4,378,260 shares owned by the Lewis Estate, as to all of which shares Loida Nicolas Lewis may be deemed to be a beneficial owner. See Note (2).

(4) Includes shares of Common Stock owned by the Lewis Estate, as to all of which shares Leslie N. Lewis may be deemed to be a beneficial owner. See Note (2).

(5) Includes (i) 593,799 shares owned directly by Carlton and (ii) 1,425,092 shares held of record by MAC & Company, of which Carlton claims to be the beneficial owner. TLC Beatrice has been advised that the general partner of Carlton is CS Manager Corporation, and that the board of directors of CS Manager Corporation is responsible for voting the shares of TLC Beatrice's Common Stock owned directly by Carlton and the shares held of record by MAC & Company. Paul A. Biddelman, a member of the Board of Directors of TLC Beatrice, is a member of the board of directors of CS Manager Corporation. To TLC Beatrice's knowledge, the remaining members of the board of directors of CS Manager Corporation are Lowell Milken, Peter Ackerman and Robert Davidow. To TLC Beatrice's knowledge, no other director, officer or affiliate of TLC Beatrice is an affiliate of Carlton or MAC & Company.

(6) Includes 1,425,092 shares, of which Carlton claims to be the beneficial owner, that are held of record by MAC & Company. See Note (5).

(7) Atwell & Company is the record holder of 554,210 shares, or 6.065%, of the outstanding Common Stock. Atwell & Company is believed by TLC Beatrice to be a nominee for various beneficial holders of the Common Stock of TLC Beatrice, none of which individually owns and/or controls more than 5% of TLC Beatrice's Common Stock.

(8) Cede & Co. is the record holder of 795,403 shares, or 8.704%, of the outstanding Common Stock, including 496,035 shares which are believed to be beneficially owned by the Baupost Entities. See Note (9). The remaining shares of Common Stock owned of record by Cede & Co. are believed to be held by Cede & Co. as a nominee for various beneficial owners of Common Stock, none of which are believed to own and/or control more than 5% of TLC Beatrice's Common Stock.

(9) The Baupost Entities include Baupost Partners, a general partnership ('Baupost Partners'), The Baupost Group, Inc. ('Baupost Group') and certain affiliated persons and entities. TLC Beatrice has been advised that Baupost Partners is the managing general partner of two limited partnerships (the 'Baupost Partnerships') which together own 327,935 shares of Common Stock of TLC Beatrice. Baupost Group is a managing general partner of Baupost Partners and also an investment adviser to an investment company registered under the Investment Company Act of 1940 (the 'Baupost Fund') which owns 168,000 shares of Common Stock of TLC Beatrice. Seth A. Klarman is a managing general partner of Baupost Partners and the president and majority shareholder of Baupost Group. By virtue of their voting and/or dispositive power with respect to the shares of Common Stock held by the Baupost Partnerships and the Baupost Fund, Baupost Group and Seth A. Klarman may each be deemed to be the beneficial owner of the 496,035 shares of Common Stock held by the Baupost Entities.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth, as of July 10, 1996, certain information with respect to the beneficial ownership of shares of Common Stock of TLC Beatrice by the Named Executives, each director individually who beneficially owns shares of Common Stock, and all directors and executive officers of TLC Beatrice as a group.

                                                                      AMOUNT AND NATURE
                                                                        OF BENEFICIAL             PERCENTAGE OF
                     NAME OF BENEFICIAL OWNER                             OWNERSHIP                 CLASS(1)
- -------------------------------------------------------------------   -----------------           -------------

Loida Nicolas Lewis................................................       4,478,260(2)(3)             49.00%
Dennis P. Jones....................................................        --                        --
Peter Offermann....................................................        --                        --
Reynaldo P. Glover.................................................        --                        --
Carl Brody.........................................................           7,410                   *
Leslie N. Lewis....................................................       4,378,260(2)(4)             47.91%
All Directors and Executive Officers as a Group....................       4,485,670(5)                49.09%

- ------------

* Less than 1%

(1) At July 10, 1996, there were 9,138,465 shares of Common Stock outstanding.

(2) See Note (2) to the table under Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management -- Principal Stockholders.'

(3) Includes 4,378,260 shares owned by the Lewis Estate, as to all of which shares Loida Nicolas Lewis may be deemed the beneficial owner, and 100,000 shares owned directly by Loida Nicolas Lewis. See Note (2) to the table under Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management -- Principal Stockholders.'

(4) Includes shares of Common Stock owned by the Lewis Estate, as to all of which shares Leslie N. Lewis may be deemed the beneficial owner. See Note
    (2) to the table under Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management -- Principal Stockholders.'

(5) The total for all directors and executive officers as a group represents the 4,478,260 shares as to which Loida Nicolas Lewis may be deemed the beneficial owner and includes the 4,378,260 shares of which Leslie N. Lewis may be deemed the beneficial owner, and 7,410 shares owned by Carl Brody, the former Senior Vice President, Director of Taxes of the Company. See Note
    (2) to the table under Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management -- Principal Stockholders' and Notes (2) and (4) above. Other than Leslie N. Lewis and Loida Nicolas Lewis, no director owns any shares of the Common Stock of TLC Beatrice.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1987, TLC Group, a New York limited partnership principally owned and controlled by Mr. Reginald F. Lewis, acquired the rights to purchase the international food operations of Beatrice Companies, Inc. for a cash purchase price of $985 million, and, in connection with the Acquisition (which was completed on December 1, 1987), TLC Group assigned such rights to TLC Beatrice. To finance the Acquisition, TLC Beatrice, directly and through a finance subsidiary, issued a package of debt and equity securities, including (i) 105,000 shares of Series B Increasing Rate Cumulative Exchangeable Redeemable Preferred Stock ('Series B Preferred Stock'), all of which were purchased by Mr. Lewis or TLC Holdings Corp., a Delaware corporation owned and controlled by Mr. Lewis ('TLC Holdings'), for a total aggregate consideration of $10.5 million,
(ii) 9 million shares of Common Stock of which 5.3 million shares were purchased by TLC Beatrice International Partners, L.P., a Delaware limited partnership ('TLC Partners'), for $5.3 million and (iii) 200,000 shares of Common Stock which were purchased by trusts for Mr. Lewis' children for $200,000. TLC Partners has been dissolved, and until January 19, 1996 TLC Holdings directly owned 4,300,000 shares formerly held by TLC Partners, plus an additional 34,000 shares. During 1991, in connection with the redemption of all of the Company's Series A Increasing Rate Cumulative Exchangeable Redeemable Preferred Stock, TLC

Beatrice redeemed and repurchased all of its Series B Preferred Stock at 100% of redemption value. The Series B Preferred Stock, purchased by Mr. Lewis and TLC Holdings for approximately $11 million in 1987, had a redemption value of approximately $18 million. During 1992, TLC Beatrice redeemed and repurchased all of its Series C Increasing Rate Cumulative Exchangeable Redeemable Preferred Stock ('Series C Preferred Stock') at 100% of redemption value of approximately $3 million.

     Carlton was the sole limited partner of TLC Partners and with the dissolution of TLC Partners owned directly 1,000,000 shares formerly held by TLC Partners. Carlton has since transferred 406,201 shares and currently claims to own 593,799 shares. In addition, Carlton, through a nominee, claims to own or control an additional 1,425,092 shares Common Stock that were acquired for $1,425,092 in 1987. See Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management.'

     On January 19, 1996, TLC Holdings was merged with TLCB Acquisition Corp. ('TLCB'), a newly formed wholly owned subsidiary of TLC Beatrice, with TLC Holdings being the surviving corporation. Subsequent to the merger of TLC Holdings with TLCB, TLC Holdings was merged into TLC Beatrice with TLC Beatrice being the surviving corporation. As a result of these transactions, the shares of Common Stock formerly held by TLC Holdings have been cancelled and an equal number of shares were issued directly to the Lewis Estate.

     TLC Beatrice and Mr. Lewis entered into a Fee Agreement dated November 30, 1987, pursuant to which TLC Beatrice agreed to pay Mr. Lewis a fee, payable in Series C Preferred Stock, at any time at TLC Beatrice's option after January 15, 1988 and before January 15, 1993, for services rendered in originating, negotiating and consummating the Acquisition and the related financing arrangements. The amount of the fee was approximately $7.6 million payable at the Company's option in 76,335 shares of TLC Beatrice's Series C Preferred Stock. TLC Beatrice recorded a liability in the amount of approximately $7.6 million in 1988. In January 1992, TLC Beatrice paid Mr. Lewis approximately $14.8 million in cash, which included the fee of approximately $7.6 million in lieu of the 76,335 shares of TLC Beatrice's Series C Preferred Stock, plus $7.2 million, an amount that was approximately equivalent to the dividends which would have accrued on 76,335 shares of TLC Beatrice's Series C Preferred Stock, had such shares been outstanding. To provide for the payment of this amount in 1992, TLC Beatrice recorded an expense of approximately $7.2 million in 1991, in addition to the liability recorded in 1988.

     TLC Beatrice and many of the original purchasers of TLC Beatrice's Common Stock entered into the Stockholders' Agreement. Under the Stockholders' Agreement, prior to its termination, Institutional Investors (as defined in the Stockholders' Agreement) holding at least 25% of the aggregate Registrable Securities (as defined in the Stockholders' Agreement) then held by
Institutional Investors could make a written request to TLC Beatrice for registration with the Commission in accordance with the provisions of the Act, of all or part of their Registrable Securities (a 'Demand Registration'). Upon such request, TLC Beatrice was required to include in the requested registration
(i) all Registrable Securities held by Institutional Investors, to the extent requested by them, and (ii) all shares held by TLC Holdings or its successor and by trusts for the benefit of Leslie N. Lewis and Christina S.N. Lewis (the 'Trusts'), to the extent requested by any of them; provided that Registrable Securities held by TLC Holdings or its successor and the Trusts were not required to be included in such registration if their inclusion would reduce the number of Registrable Securities of Institutional Investors to be included in such registration or adversely affect the sale price of the Institutional Investors' Registrable Securities. TLC Beatrice was obligated to file a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become effective. Subject to certain limitations set forth in the Stockholders' Agreement, the Institutional Investors were entitled to two Demand Registrations, the expenses of which were required to be borne by TLC Beatrice. If, by the date occurring 120 days after the request for a Demand Registration was delivered to TLC Beatrice, a Demand Registration had not been declared effective, then, under certain terms and conditions set forth in the Stockholders' Agreement, each Institutional Investor could elect to sell, severally, to TLC Beatrice all, but not less than all, of the Registrable Securities owned by such Institutional Investor at a purchase price per share equal to the fair market value of such Registrable Securities. Fair market value was to be determined by three investment banking firms, selected in accordance with the Stockholders' Agreement, on a fully-diluted basis (in accordance with generally accepted accounting principles), assuming a liquid public market capable of absorbing such Registrable Securities without discount from prevailing market prices, and with no discount for the lack of control of TLC Beatrice. Institutional Investors hold 4,396,740 shares of Common Stock. The Stockholders' Agreement, prior to its termination, also provided for certain 'piggyback' registration rights with respect to certain offerings of Common Stock.

     On November 29, 1994, TLC Beatrice received a letter from Carlton, which claimed to hold more than 25% of the Registrable Securities owned by the Institutional Investors as a group, requesting a Demand Registration under the Act of all of the shares it claimed to own or control. Following notice by the Company of such request to all Institutional Investors, certain other Institutional Investors gave notice of their requests to participate in the registration. On March 20, 1995, Registration Statement No. 33-88602 was declared effective under the Demand Registration provisions of the Stockholders' Agreement, Post-Effective Amendment No. 1 thereto was declared effective on May 9, 1995, Post-Effective Amendments Nos. 2 and 3 thereto were declared effective on August 21, 1995, Post-Effective Amendment No. 4 thereto was declared effective on November 14, 1995 and Post-Effective Amendment No. 5 thereto was declared effective on December 19, 1995. By letter dated October 23, 1995, TLC Beatrice received a second request notice (the 'Second Request') from Carlton requesting a second Demand Registration under the Act of all the shares it claimed to own or control. TLC Beatrice and Carlton have agreed that the Second Request would be satisfied by the extension of the effectiveness of Registration Statement No. 33-88602. In addition, on December 19, 1995 Registration Statement No. 33-80445 covering additional shares of Common Stock under the Second Request was declared effective.

     The Stockholders' Agreement by its terms terminated on July 1, 1995 except for certain registration rights, including the Demand Registration rights, and the possible rights of Institutional Investors to sell Registrable Securities to TLC Beatrice in the event a Demand Registration had not been declared effective by a date occurring 120 days after the request for a Demand Registration was delivered to TLC Beatrice, which terminated on January 31, 1996, and except for certain indemnification provisions which continue indefinitely. Reference is hereby made to the full text of the Stockholders' Agreement, which has been filed as an Exhibit to Registration Statement No. 33-88602 and which is incorporated herein by reference.

     The Stockholders' Agreement, prior to its termination, permitted Carlton, as well as a majority of Institutional Investors, to each appoint one person to serve on TLC Beatrice's Board of Directors. Carlton had designated Paul A. Biddelman as a director of TLC Beatrice, and he was elected as a director in October 1993. While TLC Beatrice contends that the Stockholders' Agreement terminated on July 1, 1995, Carlton has made a claim that the Stockholders' Agreement did not terminate until September 8, 1995 because of settlement discussions between the parties. TLC Beatrice has disputed Carlton's claim. However, TLC Beatrice, in order to avoid further litigation with Carlton, did not oppose Mr. Biddelman's re-election to the Board, and Mr. Biddelman was re-elected at TLC Beatrice's annual meeting of stockholders held on July 28, 1995.

     Pursuant to the Stockholders' Agreement, TLC Holdings received a fee (the 'Monitoring Fee') of $1 million per year. TLC Holdings assigned its right to receive the Monitoring Fee to TLC Group. After such assignment, the Monitoring Fee was paid directly to TLC Group. Loida Nicolas Lewis received payments from TLC Group of $700,000 in 1993 and $1 million in each of 1995 and 1994. As of January 1, 1996, Mrs. Lewis will be compensated as an employee of TLC Beatrice and the Monitoring Fee will no longer be paid.

     Anthony S. Fugett, a Director of TLC Beatrice, is the president, chief executive officer and sole stockholder of ASF Systems, Inc., a computer systems integration company. From December 1992 through January 1994, ASF Systems, Inc. provided consulting services to TLC Beatrice at a cost of $150,000 per annum plus reimbursement of certain expenses.

     Reynaldo P. Glover, Executive Vice President, General Counsel, Assistant Secretary and a director of TLC Beatrice, is of counsel to the law firm of Rudnick & Wolfe, a law firm which has been and continues to be retained by TLC Beatrice to perform legal services on behalf of TLC Beatrice on specific matters. The fees paid to Rudnick & Wolfe for legal services during 1994 were approximately $248,000. The fees paid to Rudnick & Wolfe for legal services during 1995 as of December 31, 1995 were approximately $1,283,000. Prior to July 1994, Mr. Glover was a general partner of Miller,

Shakman, Hamilton, Kurtzon and Schlifke, a law firm which was retained by TLC Beatrice to perform substantial legal services in connection with asset dispositions and various other matters. The fees paid by TLC Beatrice to Miller, Shakman, Hamilton, Kurtzon and Schlifke and Mr. Glover for legal services rendered from March 15, 1994 to July 1, 1994 were approximately $147,000. Mr. Glover became an employee of the Company in July 1994.

     Peter Offermann, Executive Vice President and Chief Financial Officer of TLC Beatrice, is the President of Offermann Financial, Inc., which provided financial advisory services to TLC Beatrice in 1994. The fees paid to Offermann Financial, Inc. for such services were approximately $150,000, plus reimbursement of certain expenses.

     Charles Clarkson, Secretary and Counsel of TLC Beatrice, was an independent consultant to the Company from March 1993 through January 1994. Mr. Clarkson received fees of approximately $200,000 in 1993 and $12,500 in 1994 prior to becoming an employee of TLC Beatrice.

     W. Kevin Wright, a former officer of TLC Beatrice, was a member of a law firm which was retained by TLC Beatrice to perform substantial legal services in connection with asset dispositions and various other corporate matters. The fees paid by TLC Beatrice to Mr. Wright's firm, Lewis & Clarkson, for legal services rendered during the year ended December 31, 1992 were approximately $700,000. Mr. Wright's law firm ceased operations in 1992 and Mr. Wright became an employee of TLC Beatrice. Mr. Wright's employment with TLC Beatrice ceased during 1994, although he was retained as a consultant for a one-year term ending July 14, 1995, for which he was paid $200,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this Report:

          1. The financial statements listed on page F-1 are filed as part of this Report.

          2. The following financial statement schedules are filed as part of this Report:

                All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

          3. List of Exhibits:

EXHIBIT
NUMBER                                            DESCRIPTION
- ------   -----------------------------------------------------------------------------------------------
   *3(a) -- Restated Certificate of Incorporation of the Registrant
  **3(b) -- By-Laws of the Registrant
  **4    -- Form of Certificate for Common Stock
 **10(a) -- Beatrice International Pension Plan
 **10(b) -- Beatrice International Savings Plan
 **10(c) -- Beatrice International Supplemental Pension Plan
 **10(d) -- Management Incentive Plan
 **10(e) -- Beatrice International Severance Policy
 **10(f) -- Loan Agreement dated as of October 21, 1994 among TLC Beatrice International Holdings France
            S.A., Banque Paribas and a syndicate of Banks, with Banque Paribas as agent thereof
 **10(g) -- Debenture Issue Contract dated October 21, 1994 between TLC Beatrice  International Holdings
            France S.A. and First Britannia Mezzanine Capital B.V.
 **10(h) -- Facility Agreement dated March 31, 1994 between TLC Beatrice  International (Irish) Holdings
            Limited and Banque Paribas
 **10(i) -- Letter  Agreement  dated as of January 15, 1991 among the Registrant,  Interglas,  S.A., and
            Banco Hispanico Americano, S.A. and amendments thereto
 **10(j) -- Employment  Agreements  between the Registrant and Vincent P. O'Sullivan and Tayto, Ltd. and
            Vincent P. O'Sullivan
 **10(k) -- Employment Agreement between the Registrant and Reynaldo P. Glover
 **10(l) -- Employment Agreement between Registrant and Carl Brody
  *10(m) -- Employment Agreement between Registrant and Daniel Jux
 **10(n) -- Stockholders'  Agreement  dated as of  November  30,  1987,  as  amended,  by and  among the
            Registrant,  TLC Beatrice International Partners L.P. and certain other purchasers of Common
            Stock
 **10(o) -- 1992 Stock Incentive Plan of the Registrant
 **10(p) -- Common Stock  Subscription  Agreement dated as of November 30, 1987 among the Registrant and certain purchasers of its Common Stock
 **10(q) -- Termination Agreement dated as of October 3, 1994 between the Registrant and Jean S. Fugett,
            Jr.
 **10(r) -- Termination  Agreement  dated as of January 8, 1993  between  the  Registrant  and Albert M.
            Fenster
 **10(s) -- Termination Agreement dated as of June 30, 1994 between the Registrant and David A. Guarino
 **10(t) -- Termination Agreement dated as of June 30, 1994 between the Registrant and W. Kevin Wright
***10(u) -- Indenture  dated as of October 2, 1995,  between the Registrant and The Bank of New York, as
            Trustee

EXHIBIT
NUMBER                                            DESCRIPTION
- ------    ----------------------------------------------------------------------------------------------
 ***10(v)  -- Facility  Agreement  among Banque  Paribas,  Smurfit Paribas Bank Limited and TLC Beatrice
              International (Irish) Holdings Limited
 ***10(w)  -- Pledge  and  Security   Agreement  dated  as  of  October  2,  1995,  among  TLC  Beatrice
              International Holdings, Inc., TLC Beatrice International Finance, Inc. and The Bank of New
              York, as collateral trustee and as indenture trustee
 ***10(x)  -- Pledge Agreement dated as of October 2, 1995, between TLC Beatrice  International Holdings
              France S.A. and TLC Beatrice International Finance, Inc.
 ***10(y)  -- Pledge Agreement dated October 2, 1995, among TLC Beatrice International  Holdings,  Inc.,
              TLC  Beatrice  International  Netherlands  Holdings,  B.V.  and The Bank of New  York,  as
              collateral trustee
****10(z)  -- Put Option dated June 8, 1995 among TLC Beatrice  International  Holdings  France S.A. and
              Mr. Jean Ernest Desire Baud and Mr. Robert Henri Jean Baud.
****10(aa) -- Put Option dated June 8, 1995 between TLC Beatrice  International Holdings France S.A. and
              The Estate of Mr. Andre Albert Jacques Baud.
****10(bb) -- Retained Stock Agreement  dated December 1, 1983 between  Beatrice Foods Co. and Genevieve
              Baud Fiat.
****10(cc) -- Retained  Stock  Agreement  dated  December 1, 1983 between  Beatrice Foods Co. and Robert
              Baud.
****10(dd) -- Retained Stock  Agreement  dated  December 1, 1983 between  Beatrice Foods Co. and Bernard
              Baud.
****10(ee) -- Letter Agreement dated July 26, 1989 among TLC Beatrice International  Holdings,  Inc. and
              Genevieve Fiat Baud, Robert Baud and Bernard Baud
****10(ff) -- Letter  Agreement  dated  June 8, 1995 among TLC  Beatrice  International  Holdings,  Inc.
              Genevieve Fiat Baud, Robert Baud and Bernard Baud.
****10(gg) -- Put Option dated December 23, 1992 among TLC Beatrice  International  Holdings France S.A.
              and Sibel,  Mr.  Bernard Baud,  Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud
              and Mr. Robert Henri Jean Baud.
****10(hh) -- Put Option dated December 23, 1992 among TLC Beatrice  International  Holdings France S.A.
              and Sibel,  Mr.  Bernard Baud,  Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud
              and Mr. Robert Henri Jean Baud.
****10(ii) -- Amending  Agreement  dated June 8, 1995 among TLC Beatrice  International  Holdings France
              S.A. and Sibel,  Mr.  Bernard Baud,  Mr. Jean Ernest Desire Baud,  The Estate of Mr. Andre
              Albert Jacques Baud and Mr. Robert Henri Jean Baud.
****10(jj) -- Put Option  dated  December  23, 1992 among  International  Foods  (Paris)  S.A.  and R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(kk) -- Put Option  dated  December  23, 1992 among  International  Foods  (Paris)  S.A.  and R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(ll) -- Amending  Agreement  dated June 8, 1995 among  International  Foods  (Paris) S.A. and R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(mm) -- Put  Option  dated  June  8,  1995  among   International  Foods  (Paris)  S.A.  and  C.B.
              Participations and D.B. Participations.
****10(nn) -- Put  Option  dated  June  8,  1995  among   International  Foods  (Paris)  S.A.  and  C.B.
              Participations and D.B. Participations.
****10(oo) -- Put Option dated June 8, 1995 among TLC Beatrice  International  Holdings  France S.A. and
              Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
****10(pp) -- Put Option dated June 8, 1995 among TLC Beatrice  International  Holdings  France S.A. and
              Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
 ***10(qq) -- Amending  Agreement  dated  September  5, 1995 among TLC Beatrice  International  Holdings
              France S.A. and Sibel,  Mr.  Bernard Baud,  Mr. Jean Ernest Desire Baud, The Estate of Mr.
              Andre Albert Jacques Baud and Mr. Robert Henri Jean Baud.

EXHIBIT
NUMBER                                            DESCRIPTION
- ------    ----------------------------------------------------------------------------------------------
***10(rr) -- Amending Agreement dated September 5, 1995 among  International Foods (Paris) S.A. and R.B.
             Participations, B.B. Participations, and G.B.F. Participations.
***10(ss) -- Amending Agreement dated September 5, 1995 among  International Foods (Paris) S.A. and C.B.
             Participations and D.B. Participations.
  *10(tt) -- TLC Beatrice International Holdings, Inc. 1996 Annual Incentive Plan
  *10(uu) -- TLC Beatrice International Holdings, Inc. 1996 Long Term Incentive Stock Option Plan
  *10(vv) -- Termination Agreement dated as of November 30, 1995 between the Registrant and Carl Brody
  *21     -- Subsidiaries of the Registrant
 **99(a)  -- Complaint filed by Carlton Investments and Answer filed in response thereto by TLC Beatrice
             International  Holdings,  Inc. in litigation  titled  Carlton  Investments  v. TLC Beatrice
             International  Holdings, Inc. et al., Supreme Court of the State of New York, County of New
             York
 **99(b)  -- Complaint  filed by Carlton  Investments in litigation  titled  Carlton  Investments v. TLC
             Beatrice International  Holdings, Inc. et al., Chancery Court of the State of Delaware, New
             Castle County
 **99(c)  -- First  Amended  Complaint  filed  by  Carlton  Investments  in  litigation  titled  Carlton
             Investments  v. TLC Beatrice  International  Holdings,  Inc. et al.,  Chancery Court of the
             State of Delaware, New Castle County
  *99(d)  -- Second  Amended  Complaint  filed by  Carlton  Investments  in  litigation  titled  Carlton
             Investments  v. TLC Beatrice  International  Holdings,  Inc. et al.,  Chancery Court of the
             State of Delaware, New Castle County

- ------------

   * Filed with Registration Statement No. 33-80445 and incorporated herein by reference.

  ** Filed with Registration Statement No. 33-88602 and incorporated herein by reference.

 *** Filed with Registration Statement No. 33-95922 and incorporated herein by reference.

**** Confidential treatment requested for a portion of this exhibit previously filed with Registration Statement No. 33-95922 and incorporated herein by reference.

     (b) Reports on Form 8-K:

          On October 4, 1995, the Company filed with the Securities and Exchange Commission a Report on Form 8-K dated October 2, 1995, which reported that the Company successfully completed on October 2, 1995 its offering of $175,000,000 aggregate principal amount of 11.5% Senior Secured Notes due October 1, 2005.

     (c) Exhibits:

          See (a)3. above for a listing of Exhibits filed as a part of this Report.

     (d) Additional Financial Statement Schedules:

        None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     Neither an annual report covering the Registrant's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................................................   F-2

Consolidated Balance Sheets -- December 31, 1995 and 1994..................................................   F-3

Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.....................   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.................   F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and
  1993.....................................................................................................   F-6

Notes to Consolidated Financial Statements.................................................................   F-7

                          INDEPENDENT AUDITORS' REPORT

TLC BEATRICE INTERNATIONAL HOLDINGS, INC.:

     We have audited the accompanying consolidated balance sheets of TLC Beatrice International Holdings, Inc. and subsidiaries (the 'Company') as of December 31, 1995 and 1994 and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TLC Beatrice International Holdings, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 20 to the consolidated financial statements, the Company is a defendant in various lawsuits, alleging breach of the Stockholders' Agreement and breach of fiduciary duty by the directors and claiming damages and attorney fees.

     As discussed in Note 5, the accompanying consolidated financial  statements
have   been  restated  to   reclassify  the  costs   associated  with  an  early
extinguishment of debt as an extraordinary item.

DELOITTE & TOUCHE LLP

New York, New York
March 20, 1996
(May 2, 1996 as to Note 5)

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         YEAR ENDED DECEMBER
                                                                                                 31,
                                                                                        ----------------------
                                                                                          1995          1994
                                                                                        --------      --------

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................   $120,279      $ 74,786
     Receivables, net................................................................    165,989       153,348
     Inventories, net................................................................    129,848       131,527
     Other current assets............................................................     13,356        14,749
                                                                                        --------      --------
          Total current assets.......................................................    429,472       374,410
Property, plant and equipment, net...................................................    237,174       204,140
Goodwill, net of accumulated amortization of $21,519 and $16,915 at December 31, 1995
  and 1994, respectively.............................................................     95,887        85,586
Other noncurrent assets..............................................................     53,042        71,367
                                                                                        --------      --------
          Total assets...............................................................   $815,575      $735,503
                                                                                        --------      --------
                                                                                        --------      --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................   $ 64,647      $ 87,898
     Accounts payable................................................................    256,466       206,239
     Taxes currently payable.........................................................      8,996        15,360
     Accrued expenses................................................................     57,080        56,106
                                                                                        --------      --------
          Total current liabilities..................................................    387,189       365,603
Long-term debt.......................................................................    223,308       145,209
Deferred income taxes................................................................     18,180        15,354
Minority interests...................................................................     58,065        80,524
Other noncurrent liabilities.........................................................     31,786        35,591
                                                                                        --------      --------
          Total liabilities..........................................................    718,528       642,281
                                                                                        --------      --------
Commitments and contingencies........................................................      --            --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................      --            --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................         97            97
     Additional paid-in capital......................................................      9,653         9,653
     Treasury stock (611,535 and 569,035 shares at December 31, 1995 and December 31,
      1994, respectively)............................................................    (23,200)      (21,542)
     Retained earnings...............................................................    138,552       123,188
     Cumulative foreign currency translation adjustment..............................    (28,055)      (17,000)
     Unfunded accumulated pension benefits in excess of unrecognized prior service
      cost...........................................................................      --           (1,174)
                                                                                        --------      --------
          Total stockholders' equity.................................................     97,047        93,222
                                                                                        --------      --------
          Total liabilities and stockholders' equity.................................   $815,575      $735,503
                                                                                        --------      --------
                                                                                        --------      --------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           1995            1994          1993
                                                                       ----------       ----------   -----------
                                                                       (AS RESTATED)

Net sales...........................................................    $ 2,072,613     $1,821,670    $1,656,336
                                                                       -------------    ----------    ----------
Operating expenses:
     Cost of sales..................................................      1,693,288      1,435,143     1,275,644
     Selling, general and administrative expenses...................        297,273        311,720       308,756
     Amortization of intangible assets..............................          2,740          3,228         3,145
     Special charges................................................        --              --             8,650
                                                                       -------------    ----------    ----------
          Total operating expenses..................................      1,993,301      1,750,091     1,596,195
                                                                       -------------    ----------    ----------
Operating income....................................................         79,312         71,579        60,141
                                                                       -------------    ----------    ----------
Other income (expense):
     Interest income................................................          9,372          8,601         9,298
     Interest expense...............................................        (32,974)       (32,715)      (37,023)
     Other income...................................................          7,182         13,729           646
                                                                       -------------    ----------    ----------
          Total other income (expense)..............................        (16,420)       (10,385)      (27,079)
                                                                       -------------    ----------    ----------
Income from operations before income taxes and minority interests in
  earnings..........................................................         62,892         61,194        33,062
Income taxes........................................................        (20,470)       (35,999)      (19,445)
Minority interests in earnings......................................        (23,966)       (13,882)      (12,570)
                                                                       -------------    ----------    ----------
Income before extraordinary item....................................         18,456         11,313         1,047
Extraordinary item, net of tax......................................         (3,092)        --            --
                                                                       -------------    ----------    ----------
Net income..........................................................    $    15,364     $   11,313    $    1,047
                                                                       -------------    ----------    ----------
                                                                       -------------    ----------    ----------
Net income (loss) per common share:
     Income before extraordinary item...............................          $2.01          $1.23          $.11
     Extraordinary item.............................................           (.33)        --            --
                                                                       -------------    ----------    ----------
     Net income per common share....................................          $1.68          $1.23          $.11
                                                                       -------------    ----------    ----------
                                                                       -------------    ----------    ----------
Weighted average number of common shares outstanding................          9,167          9,181         9,194
                                                                       -------------    ----------    ----------
                                                                       -------------    ----------    ----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                             -------------------------------------
                                                                                                 1995           1994        1993
                                                                                             -------------    --------    --------
                                                                                             (AS RESTATED)
Cash flows from operating activities:
  Net income..............................................................................     $  15,364      $ 11,313    $  1,047
  Items not affecting cash:
     Depreciation and amortization of intangible assets...................................        36,261        36,791      38,444
     Minority interests in earnings, net..................................................        21,235        11,226      11,229
     Gain on sale of assets...............................................................       (10,322)      (13,729)      --
     Deferred income taxes and other items, net...........................................        (5,063)          758     (15,518)
     Extraordinary item, net of tax.......................................................         3,092         --          --
  Changes in working capital:
     Receivables, net.....................................................................       (15,295)       (9,396)     (8,615)
     Inventories, net.....................................................................        (1,781)      (15,908)    (16,392)
     Accounts payable and accrued expenses................................................        42,986        31,221      (2,228)
     Taxes payable........................................................................        (9,572)       (3,317)      8,360
     Other current assets.................................................................        (1,096)         (665)      2,436
                                                                                             -------------    --------    --------
          Net cash provided by operating activities.......................................        75,809        48,294      18,763
                                                                                             -------------    --------    --------
  Cash flows from investing activities:
     Proceeds from divestitures...........................................................        (3,439)       87,436       --
     Expenditures for property, plant and equipment.......................................       (65,080)      (58,444)    (59,322)
     Proceeds from disposal of assets.....................................................         4,157        17,972       6,757
     Purchases of bond investments........................................................       (10,435)       (5,988)     (7,004)
     Redemption of bond investments.......................................................       --             11,178       8,026
     Other investments....................................................................        (9,022)       (3,545)     (8,067)
                                                                                             -------------    --------    --------
          Net cash (used in) provided by investing activities.............................       (83,819)       48,609     (59,610)
                                                                                             -------------    --------    --------
  Cash flows from financing activities:
     Net proceeds from issuance of 11.5% Senior Secured Notes.............................       169,474         --          --
     Proceeds from issuance of long-term bank debt........................................        23,116       141,627      18,057
     Repayment of long-term bank borrowings...............................................      (136,422)     (176,350)     (5,578)
     Net (repayments of) proceeds from short-term debt....................................        (6,354)      (41,206)     24,018
     Repurchase of common stock...........................................................          (488)        --           (547)
     Minority interest loans..............................................................       --             (3,519)    (11,639)
                                                                                             -------------    --------    --------
          Net cash provided by (used in) financing activities.............................        49,326       (79,448)     24,311
                                                                                             -------------    --------    --------
Foreign exchange effects on cash and cash equivalents.....................................         4,177         6,114      (7,066)
                                                                                             -------------    --------    --------
Net increase (decrease) in cash and cash equivalents......................................        45,493        23,569     (23,602)
Cash and cash equivalents at beginning of the year........................................        74,786        51,217      74,819
                                                                                             -------------    --------    --------
Cash and cash equivalents at end of the year..............................................     $ 120,279      $ 74,786    $ 51,217
                                                                                             -------------    --------    --------
                                                                                             -------------    --------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest.............................................................................     $  27,741      $ 32,452    $ 34,938
                                                                                             -------------    --------    --------
                                                                                             -------------    --------    --------
     Income taxes.........................................................................     $  33,833      $ 27,815    $ 25,695
                                                                                             -------------    --------    --------
                                                                                             -------------    --------    --------
Supplemental schedule of non-cash investing and financing activities:
  Conversion of loans to minority shareholders to dividends...............................     $  47,517
                                                                                             -------------
                                                                                             -------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                    UNFUNDED
                                                                                                                  ACCUMULATED
                                                                                                                    PENSION
                                                                                                                  BENEFITS IN
                                   COMMON STOCK                   TREASURY STOCK                    CUMULATIVE     EXCESS OF
                                  ---------------                -----------------                   FOREIGN      UNRECOGNIZED
                                  NUMBER            ADDITIONAL   NUMBER                              CURRENCY        PRIOR
                                    OF               PAID-IN       OF                  RETAINED     TRANSLATION     SERVICE
                                  SHARES   AMOUNT    CAPITAL     SHARES    AMOUNT      EARNINGS     ADJUSTMENT        COST
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------

Balance, January 1, 1993........  9,750     $ 97      $9,653       555    $(20,995)    $110,828      $(13,277)      $ --

    Purchase of Treasury
      Stock.....................                                    14        (547)
    Net income..................                                                          1,047
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................                                                                                      (1,312)
    Translation adjustment......                                                                      (20,136)
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
    Balance, December 31, 1993..  9,750       97       9,653       569     (21,542)     111,875       (33,413)        (1,312)

Year Ended December 31, 1994
    Net income..................                                                         11,313
    Cumulative translation loss
      realized on sale of
      foreign subsidiaries......                                                                       11,871
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................                                                                                         138
    Translation adjustment......                                                                        4,542
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
    Balance, December 31, 1994..  9,750       97       9,653       569     (21,542)     123,188       (17,000)        (1,174)

Year Ended December 31, 1995
    Net income..................                                                         15,364
    Purchase of Treasury
      Stock.....................                                    43      (1,658)
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................                                                                                       1,174
    Translation adjustment......                                                                      (11,055)
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
    Balance, December 31, 1995..  9,750     $ 97      $9,653       612    $(23,200)    $138,552      $(28,055)      $ --
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
Balance, January 1, 1993........    $  86,306
    Purchase of Treasury
      Stock.....................         (547)
    Net income..................        1,047
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................       (1,312)
    Translation adjustment......      (20,136)
                                  -------------
    Balance, December 31, 1993..       65,358
Year Ended December 31, 1994
    Net income..................       11,313
    Cumulative translation loss
      realized on sale of
      foreign subsidiaries......       11,871
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................          138
    Translation adjustment......        4,542
                                  -------------
    Balance, December 31, 1994..       93,222
Year Ended December 31, 1995
    Net income..................       15,364
    Purchase of Treasury
      Stock.....................       (1,658)
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................        1,174
    Translation adjustment......      (11,055)
                                  -------------
    Balance, December 31, 1995..    $  97,047
                                  -------------
                                  -------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. BUSINESS DESCRIPTION

     As of December 31, 1995, TLC Beatrice International Holdings, Inc. ('TLC Beatrice,' and together with its subsidiaries, the 'Company') and its subsidiaries is comprised of 12 operating entities and their subsidiaries located principally in western Europe, having disposed of eight operating entities since December 31, 1993 (see Note 4). The Company's operating entities are engaged in the wholesale and retail distribution of food, groceries, household products and beverages, and the manufacture and marketing of ice cream and desserts, snacks, and beverages. Sales of these products are made to customers principally in western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TLC Beatrice and its majority-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. For accounting efficiencies, certain of TLC Beatrice's French subsidiaries report results on a one to three month lag basis. All of TLC Beatrice's other subsidiaries' year-ends are December 31. For each of the periods presented there have been no intervening events between the periods which would materially affect the consolidated financial position or results of operations of the Company.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign entities have been translated using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. Local currencies are considered the functional currencies of the Company's foreign operating entities. Translation effects are accumulated as part of the cumulative foreign currency translation adjustment in equity. Gains and losses from foreign currency transactions are included in net income for the period.

FOREIGN CURRENCY SWAPS THAT QUALIFY AS HEDGES

     Changes in the value of foreign currency swap contracts related to existing assets and liabilities are recognized in income currently, offsetting foreign exchange gains and losses from the hedged asset/liability. Changes in the value of foreign currency swap contracts that qualify as hedges of firm commitments are deferred and are recognized in income as adjustments to carrying amounts when the hedged transaction occurs.

INVENTORIES

     Inventories are valued at the lower of cost or market. The cost of substantially all inventories is determined by the first-in, first-out method.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

REVENUE RECOGNITION

     Sales and related cost of sales are recognized primarily upon shipment of products. Volume discounts offered by the Company are accrued on a month-to-month basis based on customer sales to date. Retail sales are recognized at the time when goods are sold to the customer.

INVESTMENT IN MARKETABLE DEBT SECURITIES

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' The adoption of this Statement, which became effective in 1994, required the Company to either classify its debt and fixed maturity securities as held to maturity, trading securities or available for sale securities. In accordance with the Company's investment intentions, the Company has classified its investment in marketable debt securities as held to maturity, and has recorded such marketable debt securities at their amortized cost. The Company's held to maturity marketable debt securities at December 31, 1995 are included in other noncurrent assets in the accompanying consolidated balance sheets. The accompanying consolidated statements of cash flows reflect the Company's redemption of approximately $11,178,000 of bond investments that had reached their maturity in 1994. The adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial position or results of its operations.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is generally provided on the straight-line method for financial reporting purposes over the estimated useful lives of the underlying assets. Machinery and equipment are depreciated over a period ranging from 5 to 12 years and buildings are amortized from 20 to 50 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the improvements, whichever is shorter.

GOODWILL

     Goodwill is amortized using the straight-line method over various periods not exceeding 40 years. The Company assesses the recoverability of its goodwill quarterly during the preparation of the Company's operating plans and consolidated financial statements, which includes estimates of future operating unit earnings. In connection with this review, the Company also considers past trends and other current factors that may impact the value of the Company's investment in the individual operating units.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, 'Accounting for Income Taxes.' SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. It also requires the Company to adjust its deferred tax balances in the period of enactment for the effect of enacted changes in tax rates and to provide a valuation allowance against such deferred tax assets that are not, more likely than not, to be realized.

     Certain of TLC Beatrice's foreign subsidiaries file consolidated income tax
returns  in  the   jurisdiction  of  their   operations.  TLC  Beatrice's   U.S.
subsidiaries file a consolidated U.S. income tax return.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the year.

CASH EQUIVALENTS

     Highly liquid investments with original maturities of three months or less are considered cash equivalents.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

EFFECT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.' This Statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition from the adoption of this statement to be material.

     Stock Options and Warrants -- In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-Based Compensation,' which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3. SPECIAL CHARGES

     During 1993, the Company recorded special charges in the amount of $8.7 million for the corporate headquarters located in New York. These charges included a write-off for excess office lease space of $3 million and severance expense of $5.7 million.

4. OTHER INCOME

     During the year ended December 31, 1995, the Company sold three subsidiaries: Artigel GmbH & Co. Kg, a 70% owned ice cream manufacturer in Germany, and two wholly owned ice cream distributors: Artic S.A. in Belgium and Artic France S.A.R.L. in France. Additionally, the Company ceased operations of its subsidiary, Dairyworld S.A., a Swiss trader of bulk dairy products. The Company recorded pre-tax gains on such sales and dispositions of approximately $10.5 million, which have been included in other income.

     The Company also recorded charges relating to non-cash exchange losses recorded in compliance with SFAS No. 52, 'Foreign Currency Translation,' in the amount of approximately $4.8 million. During 1995, the Company determined that advances from foreign subsidiaries were no longer of a long-term investment nature. Additionally, certain advances were either forgiven in connection with the sale of certain subsidiaries, converted into dividends or settled through other non-cash transactions. Accordingly, the translation adjustments related to these advances, previously included in cumulative translation adjustment, have been included in other income for the year ended

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

December 31, 1995. Also during 1995, the Company sold other investments for approximately $467,000, recorded equity in earnings from minority-owned Leader Price stores of approximately $331,000, and received additional proceeds of $703,000 from the 1994 sale of Choky, S.A. which have been included in other income.

     During the year ended December 31, 1994 the Company sold four wholly-owned subsidiaries: Premier Is A/S, an ice cream manufacturer in Denmark, Choky S.A., a distributor of powdered drink products in France, Sodialim S.A. an institutional food distributor in France and Gelati Sanson S.p.A., an ice cream manufacturer in Italy. The Company recorded pre-tax gains on such sales of approximately $12.1 million in 1994 which have been included in other income. The Company recorded after-tax gains on such sales of approximately $3.9 million. Also during 1994, the Company sold other investments for a pre-tax gain of approximately $1.2 million which has also been included in other income.

     During the years ended December 31, 1994 and 1993, the Company sold Spanish Government bonds and recorded gains on the sale of approximately $416,000 and $646,000, respectively. These gains are reflected in other income in the accompanying consolidated statements of income.

5. EXTRAORDINARY ITEM

     During the year ended December 31, 1995 the Company wrote off $3.1 million of certain deferred debt issuance costs and other costs incurred relating to long-term debt repaid prior to maturity. The pre-tax amount of $4.6 million was previously recorded as a component of other income. Subsequent to the issuance of the Company's 1995 consolidated financial statements, it was determined that this transaction should have been accounted for as an extraordinary item and, as a result, the Company's 1995 consolidated financial statements have been restated. The effect of this restatement is to increase income before extraordinary item by $3.1 million and income before extraordinary item per share by $.33.

6. RELATED PARTY TRANSACTIONS

     TLC Beatrice was founded by Mr. Reginald F. Lewis, its former Chairman and Chief Executive Officer. Mr. Lewis died on January 19, 1993. TLC Group, L.P. ('TLC Group'), a New York limited partnership owned and controlled by the estate of Mr. Lewis, provided certain administrative services to TLC Beatrice. During 1995, 1994 and 1993, TLC Beatrice paid TLC Group, as assignee from TLC Holdings Corp., a Delaware corporation ('TLC Holdings'), a monitoring fee in the amount of $1 million per year. Until January 19, 1996, TLC Holdings owned directly 4,334,000 shares of Common Stock. Leslie N. Lewis was Chairman of TLC Holdings. TLC Holdings was 100% owned by the Estate of Reginald F. Lewis, deceased (the 'Lewis Estate').

     On January 19, 1996, TLC Holdings was merged with TLCB Acquisition Corp. ('TLCB'), a newly formed wholly-owned subsidiary of TLC Beatrice, with TLC Holdings being the surviving corporation. Subsequent to the merger of TLC Holdings with TLCB, TLC Holdings was merged into TLC Beatrice with TLC Beatrice being the surviving corporation. As a result of these transactions, the shares of Common Stock formerly held by TLC Holdings have been cancelled and an equal number of shares were issued directly to the Lewis Estate.

     Certain of TLC Beatrice's operating subsidiaries have local minority stockholders whose equity interests in these subsidiaries range from 2.6% to 49%. The subsidiaries that have the largest equity interests owned by local stockholders include Distribution Leader Price S.A. ('Distribution Leader Price')(49%), the Retail Leader Price Group ('Retail Leader Price') (49%), Interglas S.A. ('Interglas') (40%), the Minimarche Group ('Minimarche') (26%) and Helados La Menorquina S.A. ('La

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Menorquina') (22%). In most cases, the local stockholders are responsible for the management of these subsidiaries.

     The minority stockholders of Distribution Leader Price and Retail Leader Price, directly or indirectly, are various members of the Baud family and a corporate entity controlled by the Baud family (collectively, the 'Baud Minority Stockholders'). Pursuant to certain agreements entered into in 1992, the Company is obligated under certain circumstances to purchase the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price. The agreements provide that prior to June 30, 1997, if certain members of the Baud family cease to hold their management positions with the applicable company and the Company fails to propose and vote in favor of one of certain members of the Baud family as a replacement, the Baud Minority Stockholders have the right to require TLC France, and TLC France has the right, to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price and Retail Leader Price. In addition, at any time on or after July 1, 1997 and prior to June 30, 2027, the Baud Minority Stockholders have the right to require TLC France, and TLC France has the right, to purchase all of the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price without restriction. The option price under such agreements is based on a formula calculated at the time of exercise which sets a purchase price at a multiple of the average annual net income per share of Distribution Leader Price and Retail Leader Price, as applicable, for the two fiscal years prior to exercise, with a guaranteed minimum return on the Baud Minority Stockholders' aggregate investment if an option is exercised prior to July 1, 1997. The Company does not intend to permit the circumstances to arise that would enable the Baud Minority Stockholders to exercise their right to require the Company to purchase their shares of Distribution Leader Price and Retail Leader Price prior to July 1, 1997. If the put option is exercised after July 1, 1997, and as long as the TLC Beatrice's 11.5% Senior Secured Notes due October 1, 2005 (the 'Notes') are outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at PIBOR (as defined in Note 12). After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if the Baud Minority Stockholders were to have exercised their options to require TLC France to purchase all their shares of Distribution Leader Price and Retail Leader Price on December 31, 1995, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $91 million. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase during the two fiscal years prior to the exercise of such option, to which no assurance can be given, the purchase price would increase materially. Due to the manner in which such purchase price would be calculated, the Company is not currently able to quantify what the purchase obligation would be. However, the Company believes that such purchase obligation would be material.

     In addition to the foregoing, the Company, including in certain circumstances TLC Beatrice, is a party to separate stockholder agreements with certain other local minority stockholders of Etablissements Baud S.A., Sedipro, S.A. and Minimarche (collectively, the 'Other Baud Stockholders') and certain other minority stockholders. Certain of these agreements and the by-laws of certain subsidiaries restrict the sale of the minority stockholders' interest or require the Company or the minority stockholders, as the case may be, to offer to sell their shares to the other stockholders prior to selling such shares to a third party and/or require the Company to purchase these interests under certain circumstances. Certain of these local minority stockholders have the option to require the Company to purchase their interests in whole or in part at any time and certain of these local minority stockholders have the option to require the Company to purchase their interests in whole or in part on or after January 1, 1997 or upon cessation of such stockholder's employment with the Company for

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

any reason. Solely for purposes of illustration, if all of such options were exercised in full, using the formula that would be in effect on January 1, 1997, the Company's aggregate purchase obligation is estimated to be approximately $35 million as of December 31, 1995.

     The Company assesses the fair value of the underlying minority interests to determine that such value continues to equal or exceed the amount that the Company would have to pay to the minority stockholders should they exercise the puts. As a part of its strategic planning process the Company is in regular communication with a number of investment banks and financial institutions which provide it with information from which it can determine the approximate market value of its businesses. Based in part on such information, it is the Company's current assessment that the underlying fair value of the minority interests exceeds any obligation that would result from the exercise of the puts.

     The Company has made loans to a minority interest partner totaling $47,517,000 and $37,672,000 at December 31, 1995 and 1994, respectively. The maturity dates of the loans range from August 15, 1996 to January 15, 1997, with an option for a rollover of the loans at the then current market interest rates in Spain. At December 31, 1995, the interest rate on such loans was 9.5 percent. Loans by certain of TLC Beatrice's subsidiaries to minority interests represent a tax-efficient method of distributing earnings to stockholders. Such loans are also made to the Company as majority stockholder on a pro rata basis. In 1995, the Company netted these loans to a minority interest partner (previously recorded in noncurrent assets) against the respective minority interests. The Company expects the loans to be repaid through the application of dividend payments anticipated in January 1997.

7. RECEIVABLES

     Receivables included in current assets are stated net of allowances for doubtful accounts amounting to approximately $7 million at December 31, 1995 and 1994. The Company recorded $1 million, $3 million and $4 million for bad debts for the years ended December 31, 1995, 1994 and 1993, respectively.

8. INVENTORIES

     Inventories consisted of the following components:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1995        1994
                                                                                 --------    --------
                                                                                    (IN THOUSANDS)

Raw materials and supplies....................................................   $ 10,860    $ 12,726
Work in process...............................................................         76         156
Finished goods................................................................    120,189     119,999
                                                                                 --------    --------
                                                                                  131,125     132,881
Less inventory reserves.......................................................     (1,277)     (1,354)
                                                                                 --------    --------
     Total....................................................................   $129,848    $131,527
                                                                                 --------    --------
                                                                                 --------    --------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following components:

                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                 1995         1994
                                                                               ---------    ---------
                                                                                   (IN THOUSANDS)

Land and buildings..........................................................   $ 106,720    $  93,753
Machinery and equipment.....................................................     295,251      249,595
                                                                               ---------    ---------
                                                                                 401,971      343,348
Less accumulated depreciation...............................................    (164,797)    (139,208)
                                                                               ---------    ---------
     Property, plant and equipment -- net...................................   $ 237,174    $ 204,140
                                                                               ---------    ---------
                                                                               ---------    ---------

     Depreciation expense amounted to approximately $33 million, $34 million and $35 million for the years ended December 31, 1995, 1994 and 1993, respectively.

10. LEASES

     Property leased under capital leases and included in property, plant and equipment is as follows:

                                                                                          DECEMBER 31,
                                                                                         --------------
                                                                                         1995     1994
                                                                                         -----    -----
                                                                                         (IN THOUSANDS)

Buildings.............................................................................   $--      $ 557
Machinery and equipment...............................................................     370      357
                                                                                         -----    -----
                                                                                           370      914
Less accumulated depreciation.........................................................    (227)    (585)
                                                                                         -----    -----
     Property held under capital leases -- net........................................   $ 143    $ 329
                                                                                         -----    -----
                                                                                         -----    -----

     The Company leases office facilities, manufacturing facilities, distribution facilities and retail facilities under various noncancelable operating lease agreements expiring through 2037. Future minimum lease payments under noncancelable operating leases at December 31, 1995 were as follows (in thousands):

1996...................................................................................      $ 15,288
1997...................................................................................        12,503
1998...................................................................................         9,136
1999...................................................................................         3,260
2000...................................................................................         2,561
Later years............................................................................        46,332
                                                                                          --------------
Total minimum lease payments...........................................................      $ 89,080
                                                                                          --------------
                                                                                          --------------

     Total rent expense for all operating leases amounted to approximately $20 million, $18 million and $21 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

11. SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

     Short-term debt and current portion of long-term debt at December 31, 1995 and 1994 consisted of the following components:

                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                    1995       1994
                                                                                   -------    -------
                                                                                     (IN THOUSANDS)

Current portion of long-term debt...............................................   $13,872    $18,259
Short-term debt.................................................................    50,775     69,639
                                                                                   -------    -------
     Total......................................................................   $64,647    $87,898
                                                                                   -------    -------
                                                                                   -------    -------

     The weighted average interest rate of short-term debt outstanding at December 31, 1995 and December 31, 1994 was 8.66% and 7.38%, respectively.

     At December 31, 1995, the Company had approximately $90 million of unused lines of credit available for short-term financing.

     On October 6, 1995, TLC Beatrice International Irish Holdings Ltd. ('Irish Holdings') entered into a Facility Agreement with Banque Paribas and Smurfit Paribas Bank Limited (the 'Credit Agreement'), pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) or
(b) an amount calculated as follows: 28 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.4 million at the December 31, 1995 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.1 million at the December 31, 1995 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of December 31, 1995, 1.25 billion pesetas (approximately $10.3 million at the then-prevailing foreign exchange rate) was borrowed under the Credit Agreement, all of which was repaid on February 1, 1996.

     The Company is a party to certain loan and credit agreements with various banks to finance its working capital and other requirements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

12. LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1994 consisted of the following:

                                                                                             1995        1994
                                                                                           --------    --------
                                                                                              (IN THOUSANDS)

11.5% Senior Secured Notes due October 1, 2005..........................................   $175,000    $  --
PIBOR Plus .6% Note due 1999(1).........................................................      9,787      11,238
PIBOR Plus .6% Notes due 2001(1)........................................................      3,806       --
7.10% Note due 1999.....................................................................      2,210       2,671
PIBOR Plus .8% Note due 1996(1).........................................................      2,203       --
7.0% Note due 2001......................................................................      1,202       --
8.5% Note due 1996......................................................................        731       1,023
Term Loan Agreement due 2001............................................................      --         99,269
Subordinated Loan Agreement due 2002....................................................      --         18,730
7.25% Note due 2000.....................................................................      --          3,728
Miscellaneous, individually less than $1,000,000 in 1995 and 1994 due various dates
  through the year 2002 (7.10%*)........................................................     42,241      26,452
Capitalized lease obligations (10.37%**)................................................      --            357
                                                                                           --------    --------
                                                                                            237,180     163,468
Less current portion....................................................................    (13,872)    (18,259)
                                                                                           --------    --------
     Total long-term debt...............................................................   $223,308    $145,209
                                                                                           --------    --------
                                                                                           --------    --------

- ------------

 (1) PIBOR at December 31, 1995 equaled 5%.

 (*) Weighted average interest rates at December 31, 1995.

(**) Weighted average interest rate at December 31, 1994.

     On October 2, 1995, TLC Beatrice sold $175 million aggregate principal amount of the Notes. Interest on the Notes is payable on April 1 and October 1 of each year, commencing April 1, 1996. The Notes rank pari passu in right of payment with all unsubordinated borrowings of TLC Beatrice and are secured by a security interest in a portion of the capital stock of certain of TLC Beatrice's subsidiaries and certain intercompany indebtedness. The Indenture relating to the Notes (the 'Indenture') permits TLC Beatrice's subsidiaries to incur additional indebtedness under certain circumstances, including up to $25 million for general corporate purposes under the Credit Agreement.

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

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

person or entity shall elect a majority of the Board of Directors of TLC Beatrice. There can be no assurance that TLC Beatrice will have sufficient funds to repay the Notes should a Change of Control occur.

     The Indenture restricts, among other things, the ability of TLC Beatrice and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, incur liens, enter into sale and leaseback transactions, make restricted payments, enter into asset dispositions and engage in transactions with affiliates. The Indenture also limits the ability of TLC Beatrice and its Restricted Subsidiaries to enter into agreements that restrict the payment of dividends and other payments by any Restricted Subsidiary to the Company. In addition, the Indenture restricts the ability of TLC Beatrice to merge or consolidate with or transfer all or substantially all of its assets to another entity. Proceeds from the issuance of the Notes were used to repay: (i) a 485 million French franc (approximately $98.6 million as of September 30, 1995) term loan (the 'Term Loan') due September 2001 of TLC Beatrice International Holdings France S.A. ('TLC France'), bearing interest at the Paris Interbank Offering Rate ('PIBOR') plus 1.75%; (ii) a 100 million French franc (approximately $20.3 million as of September 30, 1995) subordinated term loan (the 'Subordinated Loan') due March 2002 of TLC France, bearing interest at PIBOR plus 3.5%, and a redemption fee of approximately $2 million which was due when the Subordinated Loan was repaid; (iii) 46 million French francs (approximately $9.3 million as of September 30, 1995) and $16.3 million outstanding under a 137 million French franc revolving loan of Irish Holdings due October 31, 1995, bearing interest at LIBOR plus 1.30% and (iv) $15 million outstanding under a term loan due January 1996 of TLC Beatrice, bearing interest at 7.69%, which loan was guaranteed by certain subsidiaries of TLC Beatrice. The remaining proceeds were used for general corporate purposes. The Company recorded charges of $4.6 million, in the quarter ended December 31, 1995, relating to the repayment of these facilities which is reflected as an extraordinary item.

     The PIBOR plus .6% Note due 1999 is an indebtedness secured by a mortgage on the Company's distribution warehouse in France.

     The PIBOR plus .6% Notes due 2001 is indebtedness secured by mortgages on the assets of certain of the Company's discount supermarkets in France.

     The remaining notes are indebtedness secured by mortgages on the Company's bottling factory in Belgium and certain retail and discount supermarkets.

     The net book value of property and equipment encumbered under long-term debt agreements was $102 million at December 31, 1995.

     The scheduled annual maturities of long-term debt, as of December 31, 1995, are approximately $15 million in 1997, $11 million in 1998, $10 million in 1999, $5 million in 2000, and $181 million in later years.

13. ACCRUED EXPENSES

     Included in other accrued expenses at December 31, 1995 and 1994 are liabilities as follows:

                                                                          1995       1994
                                                                         -------    -------
                                                                           (IN THOUSANDS)

Employee compensation.................................................   $20,949    $26,323
Other.................................................................    36,131     29,783
                                                                         -------    -------
                                                                         $57,080    $56,106
                                                                         -------    -------
                                                                         -------    -------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

14. COMMON STOCK

     In 1995, TLC Beatrice repurchased 42,500 shares of Common Stock for approximately $1.7 million.

     In 1993, TLC Beatrice repurchased 14,035 shares of Common Stock for approximately $547,000.

     On February 15, 1996, the Company paid a dividend of $.11 per share to stockholders of record as of February 5, 1996.

     No Common Stock dividends were paid in 1995, 1994 and 1993.

     Under the Stockholders' Agreement dated November 30, 1987, prior to its termination, certain institutional investors holding at least 25% of the aggregate Registrable Securities (as defined in the Stockholders' Agreement) held by such institutional investors could make a written request to TLC Beatrice for registration with the Securities and Exchange Commission of all or part of their Registrable Securities (a 'Demand Registration'). Upon such request, TLC Beatrice was obligated to file a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become effective.

     If, by the date occurring 120 days after the request for a registration was delivered to TLC Beatrice, a registration statement had not been declared effective, then, under certain terms and conditions set forth in the Stockholders' Agreement, each Institutional Investor (as defined in the Stockholders' Agreement) could elect to sell, severally, to TLC Beatrice all, but not less than all, of the Registrable Securities owned by such Institutional Investor at a purchase price per share equal to the fair market value of such Registrable Securities in the manner set forth in the Stockholders' Agreement to be determined by three investment banking firms, selected in accordance with the Stockholders' Agreement.

     On October 29, 1993, Carlton Investments ('Carlton'), a California limited partnership, requested registration of 500,000 shares of Common Stock pursuant to the provisions of the Stockholders' Agreement. Subsequently, at Carlton's request, the Company, Carlton and other institutional investors holding sufficient shares of Common Stock to amend the Stockholders' Agreement, entered into Amendment No. 1 to the Stockholders' Agreement dated as of February 4, 1994, which, in part, (i) provided that the demand was withdrawn without prejudice; (ii) provided that no demand for registration could be made until after September 30, 1994; and (iii) provided that the Stockholders' Agreement by its terms would terminate (except as to certain indemnification provisions which continue indefinitely) not later than June 1, 1995 (but could terminate sooner as to some or all of its provisions), provided that the demand registration rights and rights of the Institutional Investors to sell their Registrable Securities to TLC Beatrice if a registration statement was not declared effective in 120 days after the demand request was delivered to TLC Beatrice could terminate as late as January 31, 1996.

     On November 29, 1994, TLC Beatrice received a letter from Carlton, which claimed to hold more than 25% of the Registrable Securities owned by the Institutional Investors as a group, requesting a Demand Registration under the Securities Act of 1933, as amended, of all of the shares it claimed to own or control. Following notice by the Company of such request to all Institutional Investors, certain other Institutional Investors gave notice of their requests to participate in the registration. On March 20, 1995, Registration Statement No. 33-88602 was declared effective under the Demand Registration provisions of the Stockholders' Agreement, Post-Effective Amendment No. 1 thereto was declared effective on May 9, 1995, Post-Effective Amendments Nos. 2 and 3 thereto were declared effective on August 21, 1995, Post-Effective Amendment No. 4 thereto was declared effective on November 14, 1995 and Post-Effective Amendment No. 5 thereto was declared effective on December 19, 1995. By letter dated October 23, 1995, TLC Beatrice received a second request notice (the 'Second Request') from Carlton requesting a second Demand Registration under the Act of all the shares it claimed to own or control. TLC Beatrice and Carlton have agreed that the Second Request would be satisfied by

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

the extension of the effectiveness of Registration Statement No. 33-88602. In addition, on December 19, 1995 Registration Statement No. 33-80445 covering additional shares of Common Stock under the Second Request was declared effective.

     The Stockholders' Agreement by its terms terminated on July 1, 1995 except for certain registration rights, including the Demand Registration rights, and the possible rights of Institutional Investors to sell Registrable Securities to TLC Beatrice in the event a Demand Registration had not been declared effective by a date occurring 120 days after the request for a Demand Registration was delivered to TLC Beatrice, which terminated on January 31, 1996, and except for certain indemnification provisions which continue indefinitely.

     The Stockholders' Agreement, prior to its termination, permitted Carlton, as well as a majority of Institutional Investors, to each appoint one person to serve on TLC Beatrice's Board of Directors. Carlton had designated Paul A. Biddelman as a director of TLC Beatrice, and he was elected as a director in October 1993. While TLC Beatrice contends that the Stockholders' Agreement terminated on July 1, 1995, Carlton has made a claim that the Stockholders' Agreement did not terminate until September 8, 1995 because of settlement discussions between the parties. TLC Beatrice has disputed Carlton's claim. However, TLC Beatrice, in order to avoid further litigation with Carlton, did not oppose Mr. Biddelman's re-election to the Board, and Mr. Biddelman was re-elected at TLC Beatrice's annual meeting of stockholders held on July 28, 1995.

15. PENSION AND POSTRETIREMENT PLANS

     TLC Beatrice maintains a noncontributory defined benefit plan covering employees of TLC Beatrice and its participating subsidiaries and divisions who are in executive, managerial, office, technical, professional, administrative, clerical or sales positions and have completed one year of service.

     Plan benefits are calculated according to a benefit formula based on total years and months of credited service and average compensation in the highest 5 years of the last 15 years of employment, or the highest 60 consecutive months of the last 120 months of employment. A majority of the plan assets are invested in short-term fixed income instruments and various equity portfolios. The plan does not have significant liabilities other than benefit obligations. TLC Beatrice's funding policy is to contribute amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     Certain of TLC Beatrice's non-U.S. operating companies also sponsor defined benefit plans for their employees.

     Pension expense for the years ended December 31, 1995, 1994 and 1993 includes the following components:

                                                                            YEAR ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                           1995       1994       1993
                                                                          -------    -------    ------
                                                                                 (IN THOUSANDS)

Service cost...........................................................   $   569    $   589    $  610
Interest cost..........................................................     1,076      1,030     1,009
Actual return on plan assets...........................................    (1,115)       299    (1,326)
Net amortization and deferral..........................................       357     (1,011)      703
                                                                          -------    -------    ------
          Total pension expense........................................   $   887    $   907    $  996
                                                                          -------    -------    ------
                                                                          -------    -------    ------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

     The reconciliation of the funded status of TLC Beatrice's plans at December 31, 1995 and 1994 follows:

                                                                1995                   1994
                                                             -----------    --------------------------
                                                               ASSETS       ACCUMULATED      ASSETS
                                                               EXCEED        BENEFITS        EXCEED
                                                             ACCUMULATED      EXCEED       ACCUMULATED
                                                              BENEFITS        ASSETS        BENEFITS
                                                             -----------    -----------    -----------
                                                                          (IN THOUSANDS)

Actuarial present value of benefit obligation:
     Vested benefit obligation............................     $ 9,732        $ 6,268        $ 3,955
     Nonvested benefit obligation.........................         131             15         --
                                                             -----------    -----------    -----------
     Accumulated benefit obligation.......................       9,863          6,283          3,955
     Value of future pay increases........................       4,662             97          2,763
                                                             -----------    -----------    -----------
     Projected benefit obligation.........................      14,525          6,380          6,718
     Plan assets at fair value............................      11,996          5,262          4,475
                                                             -----------    -----------    -----------
     Underfunded projected benefit obligation.............      (2,529)        (1,118)        (2,243)
     Unrecognized net loss................................       2,114          1,272          1,365
     Adjustment required to recognize minimum liability...      --             (1,174)        --
                                                             -----------    -----------    -----------
     Net pension liability recognized in the accompanying
       consolidated balance sheets........................     $  (415)       $(1,020)       $  (878)
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------

     The assumptions used in determining the pension expense and pension liability for each of the years shown above were as follows: Discount rate -- 7.5-8% and 8-8.5%; Rate of salary progression -- 5-6% and 5-6%; Long-term rate of return on assets -- 8-8.5% and 8-8.5%, in each case for the years ended December 31, 1995 and 1994, respectively.

     In January 1993, TLC Beatrice adopted SFAS No. 106, 'Employers' Accounting for Postretirement Benefits other than Pensions', and SFAS No. 112, 'Employers' Accounting for Postemployment Benefits.' The adoption of these standards had no material effect on TLC Beatrice's consolidated financial statements.

     TLC Beatrice sponsors an employee savings plan designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code as a profit-sharing plan. TLC Beatrice makes matching contributions of 50% of the amount of salary deferral and after-tax contributions (up to 6% of compensation) elected by a participant. The amount of TLC Beatrice's contributions to this plan that were charged to income were $37,000, $37,000 and $22,000 for the years ended 1995, 1994 and 1993, respectively.

16. STOCK OPTION AND BONUS PLANS

ANNUAL INCENTIVE PLAN AND 1996 LONG TERM INCENTIVE STOCK OPTION PLAN

     On January 19, 1996, the Board of Directors of TLC Beatrice established the TLC Beatrice 1996 Annual Incentive Plan (the 'Annual Incentive Plan') for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, managers and other key employees of TLC Beatrice and its subsidiaries. Each participant's award under the Annual Incentive Plan for any fiscal year is based on the Company's financial performance as well as, where appropriate, the participant's own individual performance. The Annual Incentive Plan is administered by the Compensation Committee of the Board of Directors (the 'Compensation Committee').

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

     Participants in the Annual Incentive Plan are chosen by the Compensation Committee, upon the recommendation of the Chief Executive Officer of TLC Beatrice. At the beginning of each fiscal year, an individual target award (an 'Individual Target Award') is established for each participant based on a percentage of such participant's base salary. The Annual Incentive Plan contemplates that the applicable percentage will vary by Company position and range from 10% to 75% of base salary, as determined by the Compensation
Committee. Actual awards under the Annual Incentive Plan are based on the following factors: (i) the Company's actual earnings from operations ('Actual Earnings') as compared to targeted earnings ('Target Earnings') established at the beginning of each fiscal year; (ii) the Company's achievement of any other special, strategic or other performance factors; and (iii) the individual performance of each participant.

     The maximum amount of funds made available by the Company for the purpose of making awards under the Annual Incentive Plan in any fiscal year (the 'Maximum Available Awards Fund') is the aggregate amount of all Individual Target Awards established at the commencement of the fiscal year (the 'Incentive Award Pool') multiplied by a percentage based on the Company's Actual Earnings as compared to Target Earnings for such fiscal year. Depending on Actual Earnings, the Maximum Available Awards Fund in any fiscal year may equal from 0% to 150% of the Incentive Award Pool. The Chief Executive Officer and the Compensation Committee also have discretion to increase or decrease the Maximum Available Awards Fund in any year based on other performance measures that are deemed appropriate. The amount of the award paid to each participant is equal to such participant's proportionate share (based on his or her Individual Target Award) of the Maximum Available Awards Fund, subject to adjustment by the Compensation Committee.

     On January 19, 1996, TLC Beatrice established (subject to shareholder approval) the TLC Beatrice 1996 Long Term Incentive Stock Option Plan (the '1996 Stock Option Plan') to promote the long-term financial performance of TLC Beatrice by attracting, retaining and motivating Key Employees (as defined in the 1996 Stock Option Plan) and Consultants (as defined in the 1996 Stock Option
Plan). The Board of Directors administers the 1996 Stock Option Plan, which provides for the grant of options with respect to a maximum of 750,000 shares of Common Stock. Each Key Employee and Consultant may receive options to purchase a maximum of 100,000 shares of Common Stock under the 1996 Stock Option Plan in any calendar year, as determined by the Board of Directors. The exercise price for an option granted pursuant to the 1996 Stock Option Plan which is intended to meet the requirements of Section 422(b) of the Code (an 'ISO'), which may be granted only to a Key Employee, cannot be less than 100% (or 110% in certain cases) of the fair market value (as calculated in accordance with the 1996 Stock Option Plan) of a share of Common Stock on the date the ISO is granted. The exercise price for each non-ISO option granted pursuant to the 1996 Stock Option Plan (a 'NQSO'), which may be granted to either a Key Employee or a Consultant, shall be determined by the Board of Directors on the date that the NQSO is granted. Each option granted under the 1996 Stock Option Plan shall be evidenced by a stock option agreement between the Key Employee or Consultant, as the case may be, and TLC Beatrice, which agreement may contain additional terms not inconsistent with the 1996 Stock Option Plan.

     Each option granted under the 1996 Stock Option Plan shall become exercisable, in full or in part, as the Board of Directors determines, provided that no option may become exercisable prior to the later of the listing of the Common Stock on any national securities exchange or interdealer quotation system or thirty months from the grant of such option. The Board of Directors may postpone the exercise of an option in order to (i) effect or maintain registration or qualification of the 1996 Stock Option Plan, or Common Stock issuable thereunder, under any applicable securities law, (ii) take any action required to comply with restrictions incident to the listing on any securities exchange of, or the maintenance of a public market for, the Common Stock or
(iii) determine that the actions described in (i) or (ii) need not be taken. No postponement of the exercise of an option granted under the 1996 Stock Option Plan will extend the termination or expiration date of such option. In the event of a Change of Control (as

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

defined in the 1996 Stock Option Plan) of TLC Beatrice, any unvested options shall become fully vested and immediately exercisable.

     Each option granted under the 1996 Stock Option Plan shall terminate as determined by the Board of Directors, but not later than the earliest of (i) ten years (or five years in the case of certain ISOs) from the date of grant, (ii) ninety days after the grantee's employment or relationship with TLC Beatrice terminates other than 'for cause' (as defined in the 1996 Stock Option Plan),
(iii) two years after the grantee's employment or relationship with TLC Beatrice terminates other than 'for cause' if such termination occurs within two years following a Change of Control of TLC Beatrice and (iv) immediately upon the termination of the grantee's employment or relationship with TLC Beatrice 'for cause.' The 1996 Stock Option Plan will terminate on December 31, 2000, unless terminated earlier by the Board of Directors.

     Provisions of the 1996 Stock Option Plan relating to extension of its termination date, the amount of Common Stock for which options may be granted, the eligibility standards for participants and the period during which options may be exercised may only be amended with shareholder approval. Amendment or termination of the 1996 Stock Option Plan shall not affect the validity or terms of any option previously granted thereunder in a manner adverse to the grantee without the consent of such grantee.

     On January 19, 1996, the Board of Directors of TLC Beatrice granted options with respect to 563,000 shares of Common Stock to seventeen Key Employees under the 1996 Stock Option Plan, subject to shareholder approval of the 1996 Stock Option Plan. These options will become exercisable in accordance with the 1996 Stock Option Plan at an exercise price equal to the greater of $25.00 per share or the fair market value (as calculated in accordance with the 1996 Stock Option
Plan) of a share of Common Stock on the date the 1996 Stock Option Plan receives shareholder approval.

1992 STOCK INCENTIVE PLAN

     In December 1992, TLC Beatrice established a Stock Incentive Plan (the '1992 Plan') to reward officers, key employees and directors for service to the Company and to provide incentives for future service and enhancement of shareholder value. The Compensation Committee administers the 1992 Plan. The 1992 Plan provided for awards of up to 500,000 stock appreciation rights ('SARs') to directors and key employees and up to 100,000 shares of phantom stock to officers and members of TLC Beatrice's management, each as determined by the Compensation Committee. With the adoption of the 1996 Stock Option Plan, no further awards of SARs or phantom stock will be made under the 1992 Plan.

     Upon a Change in Control (as defined in the 1992 Plan) or, at TLC Beatrice's option, when a plan participant leaves the Company, TLC Beatrice will pay to the participant in cash the fair market value of the aggregate number of SARs and phantom stock awarded to such participant less the Exercise Price (as defined in the 1992 Plan) of each SAR or share of phantom stock. Under the 1992 Plan, in the event that the common stock of TLC Beatrice is not traded in the public market, the determination of fair market value, both for purposes of SARs and phantom stock rights, is determined solely at the discretion of the Compensation Committee. The 1992 Plan does not provide any parameters limiting the Compensation Committee in this regard, and there are a variety of permissible methods for determining fair market value.

     Five thousand (5,000) SARs were awarded to each member of the Board of Directors as of December 1, 1992 and to several key employees, for a total of 55,000 SARs. In 1993, 25,000 shares of phantom stock were awarded to certain members of TLC Beatrice's management.

     In 1994, 200,000 SARs were awarded to certain members of TLC Beatrice's management. Vesting will occur in 25% intervals in each year beginning in 1994. Also during 1994, the rights to 20,000

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

shares of phantom stock and 10,000 SARs were waived pursuant to certain severance agreements of key management personnel. As of December 31, 1995, approximately $1.1 million has been provided for current and noncurrent obligations under the 1992 Plan.

     In January 1995, 75,000 of the 200,000 SARs awarded in 1994 were forfeited in connection with the termination of certain employment agreements.

     In January 1996, 50,000 SARs were cancelled with the adoption of the 1996 Stock Option Plan.

17. INCOME TAXES

     The income tax provisions are comprised of the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1995        1994       1993
                                                                                 ---------    -------    -------
                                                                                           (IN THOUSANDS)
                                                                                   (AS
                                                                                 RESTATED)

United States:
     Current..................................................................    $ --        $ --       $ --
     Deferred.................................................................      --          --         --
Foreign:
     Current..................................................................      28,147     26,959     18,531
     Deferred.................................................................      (7,677)     9,040        914
                                                                                 ---------    -------    -------
          Total...............................................................    $ 20,470    $35,999    $19,445
                                                                                 ---------    -------    -------
                                                                                 ---------    -------    -------

- ------------

 (a) Excludes $201,000 of tax benefit related to the retirement of debt which reduced the extraordinary loss in 1995.

 (b) Excludes $1,297,000 of tax benefit related to the retirement of debt which reduced the extraordinary loss in 1995.

     Income (loss) from operations before income taxes and minority interests in earnings were as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                 1995         1994        1993
                                                                               ---------    --------    --------
                                                                                           (IN THOUSANDS)
                                                                                 (AS
                                                                               RESTATED)

United States...............................................................   $ (20,927)   $(33,584)   $(49,348)
Foreign.....................................................................      83,819      94,778      82,410
                                                                               ---------    --------    --------
          Total.............................................................   $  62,892    $ 61,194    $ 33,062
                                                                               ---------    --------    --------
                                                                               ---------    --------    --------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

     The provision for income taxes varied from the U.S. Federal statutory income tax rate due to the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1995        1994       1993
                                                                                 ---------    -------    -------
                                                                                           (IN THOUSANDS)
                                                                                   (AS
                                                                                 RESTATED)

U.S. Statutory Rate...........................................................         35%        35%        35%
                                                                                 ---------    -------    -------
                                                                                 ---------    -------    -------
Income taxes computed at U.S. statutory rates.................................    $ 22,012    $21,418    $11,572
Goodwill amortization.........................................................       1,139      1,130      1,059
U.S. losses without tax benefit...............................................       6,364     11,754     17,272
Foreign losses without tax benefit............................................       1,712      1,737        509
Foreign withholding taxes without benefit.....................................         853      --         --
Reversal of foreign tax contingency reserves..................................     (10,872)    (1,600)    (5,027)
Rate differentials and other..................................................        (738)     1,560     (5,940)
                                                                                 ---------    -------    -------
          Total tax provision.................................................    $ 20,470    $35,999    $19,445
                                                                                 ---------    -------    -------
                                                                                 ---------    -------    -------

     TLC Beatrice has not provided deferred taxes on that portion of the undistributed earnings of its non-U.S. subsidiaries which are not considered to be permanently invested, since TLC Beatrice has and is anticipated to have sufficient U.S. operating losses to substantially reduce any U.S. Federal income tax due upon distribution of such earnings.

     TLC Beatrice has U.S. net operating loss carryforwards of approximately $36 million as of December 31, 1995 which expire between 2008 and 2010.

     TLC Beatrice adopted SFAS No. 109, 'Accounting for Income Taxes,' effective January 1, 1993. TLC Beatrice, prior to January 1, 1993, had been accounting for income taxes using Accounting Principles Board Opinion No. 11. The adoption of SFAS 109 had no material effect on TLC Beatrice's financial statements.

     At the end of 1995, TLC Beatrice recorded a deferred tax liability in the amount of $16 million with respect to the timing difference related to tax incentive reserves that have been set up by its Canary Islands' subsidiary, Interglas (see note 19). If Interglas makes the necessary investments required for the reserves it has set up, TLC Beatrice will recognize a reduction in income tax expense of $3.7 million in 1996, $6.2 million in 1997 and $6.1 million in 1998. During 1995, Interglas favorably concluded a tax audit with respect to an investment reserve it set up in 1991 and qualified investments made between 1992 and 1995 related to this reserve which resulted in a reduction in income tax expense of $10.9 million.

     At December 31, 1995, deferred income taxes reflect the net tax effects  of
(a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) the value of operating loss and tax credit

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

carryforwards. The tax effects of significant items comprising TLC Beatrice's net deferred tax liability as of December 31, 1995 and 1994 are as follows:

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     1995            1994
                                                                 ------------    ------------
Deferred tax liabilities:
     Differences between book and tax basis of property.......     $ (2,242)       $ (2,491)
     Differences in recognition of foreign reinvestment
       reserves...............................................      (16,013)         (5,926)
     Gain on sales of subsidiaries............................       --              (6,286)
     Inventory valuation differences..........................       (1,645)         (1,757)
     Other....................................................       (2,535)         (3,995)
                                                                 ------------    ------------
                                                                    (22,435)        (20,455)
                                                                 ------------    ------------
Deferred tax assets:
     Reserves not currently deductible........................        2,925           3,834
     Operating loss carryforwards.............................       15,708          18,799
                                                                 ------------    ------------
                                                                     18,633          22,633
     Valuation allowance......................................      (14,378)        (17,532)
                                                                 ------------    ------------
                                                                      4,255           5,101
                                                                 ------------    ------------
          Net deferred tax liability..........................     $(18,180)       $(15,354)
                                                                 ------------    ------------
                                                                 ------------    ------------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

18. BUSINESS SEGMENT AND GEOGRAPHIC DATA

     The Company's operations are composed of two segments, Grocery Products and Food Distribution. Financial data for each of the segments are shown in the tables below (in thousands of dollars):

                                                                                     NET SALES
                                                                       --------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          1995          1994          1993
                                                                       ----------    ----------    ----------
Food Distribution...................................................   $1,640,994    $1,356,532    $1,197,517
Grocery Products....................................................      431,619       465,138       458,819
                                                                       ----------    ----------    ----------
                                                                       $2,072,613    $1,821,670    $1,656,336
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------

                                                                                  OPERATING INCOME
                                                                       --------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          1995          1994          1993
                                                                       ----------    ----------    ----------
Food Distribution...................................................    $ 49,995      $ 51,653      $ 47,567
Amortization of intangible assets...................................      (2,141)       (2,199)       (1,882)
                                                                       ----------    ----------    ----------
Net Food Distribution...............................................      47,854        49,454        45,685
                                                                       ----------    ----------    ----------
Grocery Products....................................................      42,374        43,354        43,739
Amortization of intangible assets...................................        (599)         (889)       (1,259)
                                                                       ----------    ----------    ----------
Net Grocery Products................................................      41,775        42,465        42,480
                                                                       ----------    ----------    ----------
          Total segments............................................      89,629        91,919        88,165
                                                                       ----------    ----------    ----------
Corporate expenses..................................................     (10,317)      (20,200)      (28,020)
Amortization of intangible assets...................................      --              (140)           (4)
                                                                       ----------    ----------    ----------
Net Corporate expenses..............................................     (10,317)      (20,340)      (28,024)
                                                                       ----------    ----------    ----------
                                                                        $ 79,312      $ 71,579      $ 60,141
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                             IDENTIFIABLE                    CAPITAL
                                                                                ASSETS       DEPRECIATION    SPENDING
                                                                             ------------    ------------    --------
1995
     Food Distribution....................................................     $484,232        $ 21,013      $44,867
     Grocery Products.....................................................      249,119          11,876       19,622
                                                                             ------------    ------------    --------
          Total segments..................................................      733,351          32,889       64,489
     Corporate and other..................................................       82,224             118          591
                                                                             ------------    ------------    --------
                                                                               $815,575        $ 33,007      $65,080
                                                                             ------------    ------------    --------
                                                                             ------------    ------------    --------
1994
     Food Distribution....................................................     $385,621        $ 16,195      $36,664
     Grocery Products.....................................................      276,738          17,327       21,637
                                                                             ------------    ------------    --------
          Total segments..................................................      662,359          33,522       58,301
     Corporate and other..................................................       73,144              41          143
                                                                             ------------    ------------    --------
                                                                               $735,503        $ 33,563      $58,444
                                                                             ------------    ------------    --------
                                                                             ------------    ------------    --------
1993
     Food Distribution....................................................     $346,125        $ 16,153      $29,255
     Grocery Products.....................................................      325,267          18,040       29,942
                                                                             ------------    ------------    --------
          Total segments..................................................      671,392          34,193       59,197
     Corporate and other..................................................       85,588           1,106          125
                                                                             ------------    ------------    --------
                                                                               $756,980        $ 35,299      $59,322
                                                                             ------------    ------------    --------
                                                                             ------------    ------------    --------

     The following table provides certain geographic data on the Company's operations (in thousands of dollars):

                                                                                          OPERATING    IDENTIFIABLE
                                                                            NET SALES      INCOME         ASSETS
                                                                            ----------    ---------    ------------
1995
     France..............................................................   $$1,654,432   $  47,132      $483,277
     Southern Europe.....................................................      176,674       24,533       154,131
     Other countries.....................................................      241,507       17,964        95,943
     Corporate and other.................................................       --          (10,317)       82,224
                                                                            ----------    ---------    ------------
                                                                            $2,072,613    $  79,312      $815,575
                                                                            ----------    ---------    ------------
                                                                            ----------    ---------    ------------
1994
     France..............................................................   $1,369,605    $  48,282      $384,951
     Southern Europe.....................................................      199,309       29,328       154,194
     Other countries.....................................................      252,756       14,309       123,214
     Corporate and other.................................................       --          (20,340)       73,144
                                                                            ----------    ---------    ------------
                                                                            $1,821,670    $  71,579      $735,503
                                                                            ----------    ---------    ------------
                                                                            ----------    ---------    ------------
1993
     France..............................................................   $1,216,202    $  45,171      $347,215
     Southern Europe.....................................................      197,910       27,156       198,302
     Other countries.....................................................      242,224       15,954       125,875
     Corporate and other.................................................       --          (28,140)       85,588
                                                                            ----------    ---------    ------------
                                                                            $1,656,336    $  60,141      $756,980
                                                                            ----------    ---------    ------------
                                                                            ----------    ---------    ------------

- ------------

Southern Europe is comprised of Spain, Portugal and, prior to 1995, Italy.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

     Intersegment and intergeographic sales are not significant to the net sales of any business segment or geographic location. Sales to any single customer are not material. There are no export sales from the United States. Corporate and other assets consist principally of cash and cash equivalents, and goodwill.

19. COMMITMENTS AND OTHER CONTINGENT LIABILITIES

     As a consequence of the termination of certain long-standing income tax incentives in the Canary Islands as of December 31, 1991, transition rules were promulgated by the Spanish and Canary Island provincial governments. To preserve the tax advantages granted under these prior incentives, the transition rules required investments by TLC Beatrice Canary Islands' subsidiary, Interglas, in certain approved Canary Islands' investments. The unfulfilled investment requirement aggregated approximately $10.7 million at December 31, 1995 and must be made in 1996. A variety of investments are eligible, including productive machinery and equipment and/or local government interest-bearing bonds. To the extent the investment requirement is met by investment in productive machinery and equipment, Interglas is not entitled to claim the 25% investment tax credit normally allowable on such machinery or equipment. To the extent the requirement is satisfied by an investment in local government bonds, they must be held for a minimum of five years. For 1995, Interglas satisfied its investment requirement under the transition rules of approximately $10.4 million entirely from internal cash flow. If the Company cannot meet its investment requirements, then it would be required to pay taxes in an amount equal to 35% of its outstanding investment obligation. The Company has provided deferred income taxes of approximately $3.7 million on its outstanding investment obligation under the transition rules.

     In addition, the Canary Islands instituted new tax incentives beginning in 1994. Interglas has taken advantage of these incentives and is required to make qualifying investments of $17.8 million by 1997 and an additional $17.5 million by 1998. The Company has provided for deferred income taxes on these requirements equal to the 35% tax rate on $35.3 million, or approximately, $12.4 million, in the event that the required investment obligations are not fulfilled. The Company can give no assurances that changes in existing Canary Islands tax rules and requirements will not occur or that the Company will be able to make qualifying investments in the future. By reason of these uncertainties, the Company has recorded the potential full deferred tax liability. If the Company can fulfill these investment requirements, the deferred tax liability may be reversed depending upon relevant facts and circumstances existing at the time.

20. OTHER INVESTMENTS

     Included in other noncurrent assets at December 31, 1995 and 1994 are investments as follows:

                                                                                    1995       1994
                                                                                   -------    -------
                                                                                     (IN THOUSANDS)
Noncurrent:
     Investment in various Spanish interest-bearing bonds.......................   $24,624    $12,908
                                                                                   -------    -------
                                                                                   -------    -------

     The interest rates of such investments range from 7.5% to 12.35% at December 31, 1995 and at December 31, 1994. Maturities ranged from September 1998 to December 2002 at December 31, 1995 and September 1998 to December 2001 at December 31, 1994. These investments are treated as held to maturity in accordance with SFAS No. 115, and are carried at amortized cost (see Note 2).

21. LITIGATION

     On May 20, 1994, Carlton Investments ('Carlton') filed a complaint against TLC Beatrice and the executrices of the Lewis Estate in the Supreme Court of the State of New York, County of New York,

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

titled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al. Carlton alleges that TLC Beatrice breached the Stockholders' Agreement by paying a $22.1 million compensation package to Mr. Reginald F. Lewis, former Chairman of the Board and Chief Executive Officer of TLC Beatrice, and that Mr. Lewis tortiously interfered with the Stockholders' Agreement by procuring that breach for his personal enrichment. The tortious interference claim was subsequently dismissed by the court and is now pending appeal. TLC Beatrice is vigorously defending this action. Carlton is seeking $11.5 million plus interest in damages and attorneys' fees and costs.

     On January 4, 1995, Carlton filed a stockholder derivative suit in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950. This suit, as amended, alleges that from 1987 to 1993, Reginald Lewis and certain entities and individuals allegedly controlled by Mr. Lewis wasted and converted TLC Beatrice's assets and that the director defendants breached their fiduciary duties by authorizing or acquiescing in this waste of assets. Among other things, the derivative complaint, as amended, alleges (i) the alleged conversion of more than $2.1 million of TLC Beatrice's assets by Mr. Lewis as living expenses, (ii) Mr. Lewis' alleged procurement of board approval of at least $2.5 million paid by TLC Beatrice to reimburse Mr. Lewis for legal fees paid by Mr. Lewis to defend himself and certain of the director defendants against litigation unrelated to TLC Beatrice, (iii) the diversion of millions of dollars of TLC Beatrice assets at the direction of Mr. Lewis to TLC Group, L.P., an entity owned and controlled by Mr. Lewis, to or for the benefit of Mr. Lewis and entities owned or affiliated with him without any benefit to TLC Beatrice,
(iv) the wrongful payment to Mr. Lewis of a $22.1 million compensation package weeks before his death and that his family failed to disclose to the Board that Mr. Lewis was allegedly terminally ill before the payment of the compensation package, and (v) the payment of extravagant compensation and severance packages to certain of Mr. Lewis' friends and family members. The derivative complaint also asserts that beginning in 1988, Mr. Lewis (i) caused TLC Beatrice to lease (and later purchase) an extravagantly large and costly jet airplane for his and his family's nearly exclusive use, both business and personal, (ii) caused TLC Beatrice to subsidize the rent for space that several Lewis-owned entities shared with TLC Beatrice at prime locations in New York, (iii) failed to disclose to the Board that he was receiving funds from Lewis & Clarkson after he withdrew from the firm, (iv) failed to disclose the retention by him of voting rights associated with common stock issued to management and (v) used the assets and corporate opportunities of French subsidiaries for his own personal purposes. Carlton also alleges as a basis for these claims that many of the transactions challenged were in breach of the Stockholders' Agreement. Named as defendants are the executrices of Mr. Lewis' estate, several entities allegedly controlled by the late Mr. Lewis, together with a number of current and former directors and a former officer of TLC Beatrice. TLC Beatrice and four direct or indirect subsidiaries are also named as a nominal defendants. Carlton seeks damages for TLC Beatrice in the amount of payments it alleges were improperly paid by TLC Beatrice, an accounting and Carlton's cost of suit and reasonable attorneys' fees. TLC Beatrice and the other defendants have filed answers and affirmative defenses to the derivative complaint. Discovery is proceeding. TLC Beatrice intends to vigorously defend against this suit and believes the allegations to be without merit. TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. Under certain circumstances the Registrant is obligated to reimburse the directors for their share of any judgment or settlement.

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

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

22. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

                                                                     YEAR ENDED                 YEAR ENDED
                                                                  DECEMBER 31, 1995          DECEMBER 31, 1994
                                                               -----------------------    -----------------------
                                                               CARRYING    FAIR MARKET    CARRYING    FAIR MARKET
                                                                VALUE         VALUE        VALUE         VALUE
                                                               --------    -----------    --------    -----------
                                                                                 (IN THOUSANDS)
                          ASSETS:
Cash and cash equivalents...................................   $120,279     $ 120,279     $ 74,786     $  74,786
Receivables, net............................................    165,989       165,989      153,348       153,348
Other current assets........................................     13,356        13,356       14,749        14,749
Other noncurrent assets.....................................     53,042        53,053       71,367        71,708
                        LIABILITIES:
Short-term debt and current portion of long-term debt.......     64,647        64,647       87,898        87,898
Accounts payable............................................    256,466       256,466      206,239       206,239
Taxes payable...............................................      8,996         8,996       15,360        15,360
Long-term debt..............................................    223,308       223,308      145,209       145,209
Deferred income taxes.......................................     18,180        18,180       15,354        15,354
Other noncurrent liabilities................................     29,944        29,944       35,591        35,591
Foreign currency swaps......................................      1,842         8,942        --           --

Cash and cash equivalents, net receivables, accounts payable, taxes payable, deferred income taxes and other noncurrent liabilities.

The carrying amounts of these items are a reasonable estimate of their fair value.

Other current and noncurrent assets.

The fair market value of securities held for investment purposes included in other current and noncurrent assets is based on quoted market prices.

Short-term and long-term debt.

Interest rates which are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

Foreign currency swaps.

The fair value is the estimated amount that the Company would pay to terminate the contracts at the reporting date. The fair value information has been obtained from dealer quotations.

23. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The Company operates internationally, giving rise to significant exposure to market risk from changes in foreign exchange rates. In October 1995, the Company entered into currency swaps to reduce the risk that the cash inflows from its foreign subsidiaries will be adversely affected by changes in exchange rates and affect the Company's ability to meet interest payments on the Notes (see Note 12). The Company does not hold or issue financial instruments for trading purposes.

     Under the currency swap agreements, the Company agrees with other parties to exchange, at specified intervals, French francs for U.S. dollars, based on specified interest rates applied to the notional amount of the contract. At inception, the Company received approximately 660 million French francs in exchange for approximately $133 million. The Company receives interest in dollars at 11.50% based on the notional U.S. dollar amount and pays interest in French francs at a weighted average rate of 12.51% based on the notional French franc amount. Interest payments and receipts occur semi-

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

annually on April 1 and October 1, commencing April 1, 1996. The swap agreements expire October 1, 2005 and require final settlement of the notional amounts at that date.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The credit exposure from swap contracts is represented by the value of contracts with a positive fair value at the reporting date.

24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the calendar years 1995 and 1994:

                                                                   QUARTERS ENDED
                         ---------------------------------------------------------------------------------------------------
                             DECEMBER 31,              SEPTEMBER 30,               JUNE 30,                  MARCH 31,
                         ---------------------     ---------------------     ---------------------     ---------------------
                           1995         1994         1995         1994         1995         1994         1995         1994
                         --------     --------     --------     --------     --------     --------     --------     --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............    $526,512     $412,234     $532,950     $511,658     $561,644     $501,037     $451,507     $396,741
                         --------     --------     --------     --------     --------     --------     --------     --------
Gross profit.........      90,265       74,144      104,757      111,769      107,245      117,811       77,058       82,803
                         --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) before
  extraordinary
  item...............       3,209       (4,069)       8,431        9,195        5,775        9,619        1,041       (3,432)
Extraordinary item,
  net of taxes.......      (3,092)       --           --           --           --           --           --           --
                         --------     --------     --------     --------     --------     --------     --------     --------
Net income...........    $    117     $ (4,069)    $  8,431     $  9,195     $  5,775     $  9,619     $  1,041     $ (3,432)
                         --------     --------     --------     --------     --------     --------     --------     --------
                         --------     --------     --------     --------     --------     --------     --------     --------
Net income (loss) per
  common share.......    $    .01     $   (.44)    $    .92     $   1.00     $    .63     $   1.05     $    .11     $   (.37)
                         --------     --------     --------     --------     --------     --------     --------     --------
                         --------     --------     --------     --------     --------     --------     --------     --------

     Net income (loss) per common share for each of the quarters is based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year's net income per share.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on July 10, 1996.

                                       TLC BEATRICE INTERNATIONAL HOLDINGS, INC.

                                       By:         /S/ LOIDA N. LEWIS
                                          ...................................
                                                 LOIDA NICOLAS LEWIS
                                              CHAIRMAN OF THE BOARD AND
                                               CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     CAPACITY                            DATE
- ------------------------------------------  --------------------------------------------   -------------------

            /s/ LOIDA N. LEWIS              Chairman of the Board and Chief Executive
 .........................................    Officer and Director
          (LOIDA NICOLAS LEWIS)

           /s/ PETER OFFERMANN              Executive Vice President and Chief Financial
 .........................................    Officer
            (PETER OFFERMANN)

            /s/ TERRI L. PIKE               Controller
 .........................................
             (TERRI L. PIKE)

                                            Director
 .........................................
       (CLIFFORD L. ALEXANDER, JR.)

          /S/ LEE A. ARCHER, JR.            Director
 .........................................
           (LEE A. ARCHER, JR.)

                                            Director
 .........................................
           (PAUL A. BIDDELMAN)

         /s/ DORT A. CAMERON III            Director
 .........................................
          (DORT A. CAMERON III)

          /s/ ROBERT C. DEJONGH             Director
 .........................................
           (ROBERT C. DEJONGH)
                                                                                              July 10, 1996

          /s/ ANTHONY S. FUGETT             Director
 .........................................
           (ANTHONY S. FUGETT)

          /s/ REYNALDO P. GLOVER            Director
 .........................................
           (REYNALDO P. GLOVER)

           /S/ LESLIE N. LEWIS              Director
 .........................................
            (LESLIE N. LEWIS)

             /s/ JAMES E. OBI               Director
 .........................................
              (JAMES E. OBI)

         /s/ RICARDO J. OLIVAREZ            Director
 .........................................
          (RICARDO J. OLIVAREZ)

          /s/ SAMUEL P. PEABODY             Director
 .........................................
           (SAMUEL P. PEABODY)

                                            Director
 .........................................
           (WILLIAM H. WEBSTER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION                                                 PAGE
- ------   -------------------------------------------------------------------------------------------------    ----

    *3(a)  -- Restated Certificate of Incorporation of the Registrant
   **3(b)  -- By-Laws of the Registrant
   **4     -- Form of Certificate for Common Stock
  **10(a)  -- Beatrice International Pension Plan
  **10(b)  -- Beatrice International Savings Plan
  **10(c)  -- Beatrice International Supplemental Pension Plan
  **10(d)  -- Management Incentive Plan
  **10(e)  -- Beatrice International Severance Policy
  **10(f)  -- Loan Agreement dated as of October 21, 1994 among TLC Beatrice International Holdings France
              S.A., Banque Paribas and a syndicate of Banks, with Banque Paribas as agent thereof
  **10(g)  -- Debenture Issue Contract dated October 21, 1994 between TLC Beatrice  International Holdings
              France S.A. and First Britannia Mezzanine Capital B.V.
  **10(h)  -- Facility Agreement dated March 31, 1994 between TLC Beatrice  International (Irish) Holdings
              Limited and Banque Paribas
  **10(i)  -- Letter  Agreement  dated as of January 15, 1991 among the Registrant,  Interglas,  S.A., and
              Banco Hispanico Americano, S.A. and amendments thereto
  **10(j)  -- Employment  Agreements  between the Registrant and Vincent P. O'Sullivan and Tayto, Ltd. and
              Vincent P. O'Sullivan
  **10(k)  -- Employment Agreement between the Registrant and Reynaldo P. Glover
  **10(l)  -- Employment Agreement between Registrant and Carl Brody
   *10(m)  -- Employment Agreement between Registrant and Daniel Jux
  **10(n)  -- Stockholders'  Agreement  dated as of  November  30,  1987,  as  amended,  by and  among the
              Registrant,  TLC Beatrice International Partners L.P. and certain other purchasers of Common
              Stock
  **10(o)  -- 1992 Stock Incentive Plan of the Registrant
  **10(p)  -- Common Stock  Subscription  Agreement dated as of November 30, 1987 among the Registrant and certain purchasers of its Common Stock
  **10(q)  -- Termination Agreement dated as of October 3, 1994 between the Registrant and Jean S. Fugett,
              Jr.
  **10(r)  -- Termination  Agreement  dated as of January 8, 1993  between  the  Registrant  and Albert M.
              Fenster
  **10(s)  -- Termination Agreement dated as of June 30, 1994 between the Registrant and David A. Guarino
  **10(t)  -- Termination Agreement dated as of June 30, 1994 between the Registrant and W. Kevin Wright
 ***10(u)  -- Indenture  dated as of October 2, 1995,  between the Registrant and The Bank of New York, as
              Trustee
 ***10(v)  -- Facility  Agreement  among  Banque  Paribas,  Smurfit  Paribas Bank Limited and TLC Beatrice
              International (Irish) Holdings Limited
 ***10(w)  -- Pledge and Security Agreement dated as of October 2, 1995, among TLC Beatrice  International
              Holdings,  Inc.,  TLC Beatrice  International  Finance,  Inc.  and The Bank of New York,  as
              collateral trustee and as indenture trustee
 ***10(x)  -- Pledge Agreement dated as of October 2, 1995,  between TLC Beatrice  International  Holdings
              France S.A. and TLC Beatrice International Finance, Inc.
 ***10(y)  -- Pledge Agreement dated October 2, 1995, among TLC Beatrice International Holdings, Inc., TLC
              Beatrice  International  Netherlands Holdings,  B.V. and The Bank of New York, as collateral trustee
****10(z)  -- Put Option dated June 8, 1995 among TLC Beatrice  International Holdings France S.A. and Mr.
              Jean Ernest Desire Baud and Mr. Robert Henri Jean Baud.
****10(aa) -- Put Option dated June 8, 1995 between TLC Beatrice  International  Holdings  France S.A. and
              The Estate of Mr. Andre Albert Jacques Baud.

EXHIBIT
NUMBER                                            DESCRIPTION                                              PAGE
- ------     ---------------------------------------------------------------------------------------------   ----
****10(bb) -- Retained Stock Agreement  dated December 1, 1983 between  Beatrice Foods Co. and Genevieve
              Baud Fiat.
****10(cc) -- Retained  Stock  Agreement  dated  December 1, 1983 between  Beatrice Foods Co. and Robert
              Baud.
****10(dd) -- Retained Stock Agreement dated December 1, 1983 between Beatrice Foods
              Co. and Bernard
              Baud.
****10(ee) -- Letter Agreement dated July 26, 1989 among TLC Beatrice International  Holdings, Inc. and
              Genevieve Fiat Baud, Robert Baud and Bernard Baud
****10(ff) -- Letter  Agreement  dated June 8, 1995 among TLC  Beatrice  International  Holdings,  Inc.
              Genevieve Fiat Baud, Robert Baud and Bernard Baud.
****10(gg) -- Put Option dated December 23, 1992 among TLC Beatrice  International Holdings France S.A.
              and Sibel,  Mr.  Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud
              and Mr. Robert Henri Jean Baud.
****10(hh) -- Put Option dated December 23, 1992 among TLC Beatrice  International Holdings France S.A.
              and Sibel,  Mr.  Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud
              and Mr. Robert Henri Jean Baud.
****10(ii) -- Amending  Agreement dated June 8, 1995 among TLC Beatrice  International  Holdings France
              S.A. and Sibel,  Mr.  Bernard Baud,  Mr. Jean Ernest Desire Baud, The Estate of Mr. Andre
              Albert Jacques Baud and Mr. Robert Henri Jean Baud.
****10(jj) -- Put Option  dated  December  23, 1992 among  International  Foods  (Paris)  S.A. and R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(kk) -- Put Option  dated  December  23, 1992 among  International  Foods  (Paris)  S.A. and R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(ll) -- Amending  Agreement  dated June 8, 1995 among  International  Foods (Paris) S.A. and R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(mm) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
              Participations and D.B. Participations.
****10(nn) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
              Participations and D.B. Participations.
****10(oo) -- Put Option dated June 8, 1995 among TLC Beatrice  International  Holdings France S.A. and
              Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
****10(pp) -- Put Option dated June 8, 1995 among TLC Beatrice  International  Holdings France S.A. and
              Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
 ***10(qq) -- Amending  Agreement  dated  September 5, 1995 among TLC Beatrice  International  Holdings
              France S.A. and Sibel,  Mr.  Bernard Baud, Mr. Jean Ernest Desire Baud, The Estate of Mr.
              Andre Albert Jacques Baud and Mr. Robert Henri Jean Baud.
 ***10(rr) -- Amending  Agreement  dated September 5, 1995 among  International  Foods (Paris) S.A. and
              R.B. Participations, B.B. Participations, and G.B.F. Participations.
 ***10(ss) -- Amending  Agreement  dated September 5, 1995 among  International  Foods (Paris) S.A. and
              C.B. Participations and D.B. Participations.
   *10(tt) -- TLC Beatrice International Holdings, Inc. 1996 Annual Incentive Plan
   *10(uu) -- TLC Beatrice International Holdings, Inc. 1996 Long Term Incentive Stock Option Plan
   *10(vv) -- Termination Agreement dated as of November 30, 1995 between the Registrant and Carl Brody
   *21     -- Subsidiaries of the Registrant
  **99(a)  -- Complaint  filed by Carlton  Investments  and  Answer  filed in  response  thereto by TLC
              Beatrice  International  Holdings,  Inc. in litigation titled Carlton  Investments v. TLC
              Beatrice  International  Holdings,  Inc. et al.,  Supreme Court of the State of New York,
              County of New York

EXHIBIT
NUMBER                                            DESCRIPTION                                             PAGE
- ------   ----------------------------------------------------------------------------------------------   ----
  **99(b) --  Complaint filed by Carlton  Investments in litigation  titled Carlton  Investments v. TLC
              Beatrice  International  Holdings,  Inc. et al., Chancery Court of the State of Delaware,
              New Castle County
  **99(c) --  First  Amended  Complaint  filed by Carlton  Investments  in  litigation  titled  Carlton
              Investments v. TLC Beatrice  International  Holdings,  Inc. et al., Chancery Court of the
              State of Delaware, New Castle County
   *99(d) --  Second  Amended  Complaint  filed by Carlton  Investments  in litigation  titled  Carlton
              Investments v. TLC Beatrice  International  Holdings,  Inc. et al., Chancery Court of the
              State of Delaware, New Castle County

- ------------

   * Filed with Registration Statement No. 33-80445 and incorporated herein by reference.

  ** Filed with Registration Statement No. 33-88602 and incorporated herein by reference.

 *** Filed with Registration Statement No. 33-95922 and incorporated herein by reference.

**** Confidential treatment requested for a portion of this exhibit previously filed with Registration Statement No. 33-95922 and incorporated herein by reference.



                              STATEMENT OF DIFFERENCES
                              ------------------------

           The checkmark symbol shall be represented as................'ch'.