Form 10-Q/A
period 1996-03-31
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1996-07-11
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- ----------------------------------------------------------
                                  FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _______


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 10, 1996 the registrant had 9,138,465 shares of common stock outstanding.


________________________________________________________________________________

                                     INDEX


                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets -- March 31, 1996 (unaudited) and December 31, 1995.......................     3

     Consolidated Statements of Income for the three-month periods ended March 31, 1996 and 1995
      (unaudited)..........................................................................................     4

     Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995
      (unaudited)..........................................................................................     5

     Notes to Consolidated Financial Statements............................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............     8

Part II -- Other Information

Item 1. Legal Proceedings..................................................................................    14

Item 4. Submission of Matters to a Vote of Security Holders................................................    14

Item 6. Exhibits and Reports on Form 8-K...................................................................    14

Signatures.................................................................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           1996            1995
                                                                                        -----------    ------------
                                                                                        (UNAUDITED)

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $  82,555       $120,279
     Receivables, net................................................................      182,186        165,989
     Inventories, net................................................................      126,216        129,848
     Other current assets............................................................       15,025         13,356
                                                                                        -----------    ------------
          Total current assets.......................................................      405,982        429,472
Property, plant and equipment, net...................................................      244,012        237,174
Goodwill, net of accumulated amortization of $21,917 and $21,519 at March 31, 1996
  and December 31, 1995, respectively................................................       93,396         95,887
Other noncurrent assets..............................................................       48,545         53,042
                                                                                        -----------    ------------
          Total assets...............................................................    $ 791,935       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................    $  67,404       $ 64,647
     Accounts payable................................................................      235,340        256,466
     Taxes currently payable.........................................................       12,124          8,996
     Accrued expenses................................................................       56,913         57,080
                                                                                        -----------    ------------
          Total current liabilities..................................................      371,781        387,189
Long-term debt.......................................................................      223,419        223,308
Deferred income taxes................................................................       16,546         18,180
Minority interests...................................................................       60,366         58,065
Other noncurrent liabilities.........................................................       23,987         31,786
                                                                                        -----------    ------------
          Total liabilities..........................................................      696,099        718,528
                                                                                        -----------    ------------
Commitments and contingencies........................................................       --             --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................       --             --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................           97             97
     Additional paid-in capital......................................................        9,653          9,653
     Treasury stock (611,535 shares).................................................      (23,200)       (23,200)
     Retained earnings...............................................................      138,787        138,552
     Cumulative foreign currency translation adjustment..............................      (29,501)       (28,055)
                                                                                        -----------    ------------
          Total stockholders' equity.................................................       95,836         97,047
                                                                                        -----------    ------------
          Total liabilities and stockholders' equity.................................    $ 791,935       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

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



     On January 4, 1995, Carlton filed a stockholder derivative suit in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950. This suit, as amended, alleges that from 1987 to 1993, Reginald Lewis and certain entities and individuals allegedly controlled by Mr. Lewis wasted and converted TLC Beatrice's assets and that the director defendants breached their fiduciary duties by authorizing or acquiescing in this waste of assets. Among other things, the derivative complaint, as amended, alleges (i) the alleged conversion of more than $2.1 million of TLC Beatrice's assets by Mr. Lewis as living expenses, (ii) Mr. Lewis' alleged procurement of board approval of at least $2.5 million paid by TLC Beatrice to reimburse Mr. Lewis for legal fees paid by Mr. Lewis to defend himself and certain of the director defendants against litigation unrelated to TLC Beatrice, (iii) the diversion of millions of dollars of TLC Beatrice assets at the direction of Mr. Lewis to TLC Group, L.P., an entity owned and controlled by Mr. Lewis, to or for the benefit of Mr. Lewis and entities owned or affiliated with him without any benefit to TLC Beatrice,
(iv) the wrongful payment to Mr. Lewis of a $22.1 million compensation package weeks before his death and that his family failed to disclose to the Board that Mr. Lewis was allegedly terminally ill before the payment of the compensation package, and (v) the payment of extravagant compensation and severance packages to certain of Mr. Lewis' friends and family members. The derivative complaint also asserts that beginning in 1988, Mr. Lewis (i) caused TLC Beatrice to lease (and later purchase) an extravagantly large and costly jet airplane for his and his family's nearly exclusive use, both business and personal, (ii) caused TLC Beatrice to subsidize the rent for space that several Lewis-owned entities shared with TLC Beatrice at prime locations in New York, (iii) failed to disclose to the Board that he was receiving funds from Lewis & Clarkson after he withdrew from the firm, (iv) failed to disclose the retention by him of voting rights associated with common stock issued to management and (v) used the assets and corporate opportunities of French subsidiaries for his own personal purposes. Carlton also alleges as a basis for these claims that many of the transactions challenged were in breach of the Stockholders' Agreement. Named as defendants are the executrices of Mr. Lewis' estate, several entities allegedly controlled by the late Mr. Lewis, together with a number of current and former directors and a former officer of TLC Beatrice. TLC Beatrice and four direct or indirect subsidiaries are also named as nominal defendants. Carlton seeks damages for TLC Beatrice in the amount of payments it alleges were improperly paid by TLC Beatrice, an accounting and Carlton's cost of suit and reasonable attorneys' fees. TLC Beatrice and the other defendants have filed answers and affirmative defenses to the derivative complaint. Discovery is proceeding. TLC Beatrice intends to vigorously defend against this suit and believes the allegations to be without merit. TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. Under certain circumstances the Registrant is obligated to reimburse the directors for their share of any judgment or settlement.


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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     As previously reported in the Company's Form 10-K and Form 10-K/A for the year ended December 31, 1995, the Company is a defendant in certain legal proceedings in Delaware and New York, brought by Carlton Investments. See Item 3 to the Company's Annual Report on Form 10-K and Form 10-K/A for its fiscal year ended December 31, 1995 and Note 6 to the Consolidated Financial Statements included herein under Part I.


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

                                          TLC BEATRICE INTERNATIONAL
                                            HOLDINGS, INC.


Date: July 10, 1996                                                 By                /s/ Loida N. Lewis
                                                          ........................................................
                                                                               LOIDA N. LEWIS
                                                                                  CHAIRMAN

Date: July 10, 1996                                                 By               /s/ Peter Offermann
                                                          ........................................................
                                                                              PETER OFFERMANN
                                                                        EXECUTIVE VICE PRESIDENT AND
                                                                          CHIEF FINANCIAL OFFICER