Form 10-Q
period 1996-06-30
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1996-08-01
CIK 835589

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 30, 1996 the registrant had 9,138,465 shares of common stock outstanding.

________________________________________________________________________________

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets -- June 30, 1996 (unaudited) and December 31, 1995........................     3

     Consolidated Statements of Income for the six-month periods ended June 30, 1996 and 1995
      (unaudited)..........................................................................................     4

     Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995
      (unaudited)..........................................................................................     5

     Notes to Consolidated Financial Statements............................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............     8

Part II -- Other Information

Item 1. Legal Proceedings..................................................................................    14

Item 4. Submission of Matters to a Vote of Security Holders................................................    14

Item 6. Exhibits and Reports on Form 8-K...................................................................    14

Signatures.................................................................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1996            1995
                                                                                        -----------    ------------
                                                                                        (UNAUDITED)

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $  90,019       $120,279
     Receivables, net................................................................      189,882        165,989
     Inventories, net................................................................      134,809        129,848
     Other current assets............................................................       14,658         13,356
                                                                                        -----------    ------------
          Total current assets.......................................................      429,368        429,472
Property, plant and equipment, net...................................................      252,134        237,174
Goodwill, net of accumulated amortization of $22,296 and $21,519 at June 30, 1996 and
  December 31, 1995, respectively....................................................       92,460         95,887
Other noncurrent assets..............................................................       47,367         53,042
                                                                                        -----------    ------------
          Total assets...............................................................    $ 812,329       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................    $  66,089       $ 64,647
     Accounts payable................................................................      251,799        256,466
     Taxes currently payable.........................................................       13,907          8,996
     Accrued expenses................................................................       60,393         57,080
                                                                                        -----------    ------------
          Total current liabilities..................................................      392,188        387,189
Long-term debt.......................................................................      227,537        223,308
Deferred income taxes................................................................       11,934         18,180
Minority interests...................................................................       66,539         58,065
Other noncurrent liabilities.........................................................       24,307         31,786
                                                                                        -----------    ------------
          Total liabilities..........................................................      722,505        718,528
                                                                                        -----------    ------------
Commitments and contingencies........................................................       --             --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................       --             --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................           97             97
     Additional paid-in capital......................................................        9,653          9,653
     Treasury stock (611,535 shares).................................................      (23,200)       (23,200)
     Retained earnings...............................................................      146,394        138,552
     Cumulative foreign currency translation adjustment..............................      (34,120)       (28,055)
                                                                                        -----------    ------------
          Total stockholders' equity.................................................       98,824         97,047
                                                                                        -----------    ------------
          Total liabilities and stockholders' equity.................................    $ 821,329       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                          --------------------------    ----------------------------
                                                             1996           1995           1996             1995
                                                          -----------    -----------    -----------      -----------
                                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

Net sales..............................................    $ 585,736      $ 561,644     $ 1,116,126      $ 1,013,151
                                                          -----------    -----------    -----------      -----------
Operating expenses:
     Cost of sales.....................................      478,111        454,399         920,315          828,848
     Selling, general and administrative expenses......       79,502         78,504         152,942          143,320
     Amortization of intangible assets.................          713            951           1,444            1,657
                                                          -----------    -----------    -----------      -----------
          Total operating expenses.....................      558,326        533,854       1,074,701          973,825
                                                          -----------    -----------    -----------      -----------
Operating income.......................................       27,410         27,790          41,425           39,326
                                                          -----------    -----------    -----------      -----------
Other income (expense):
     Interest income...................................        2,138          2,610           4,130            4,604
     Interest expense..................................       (8,447)        (9,280)        (17,180)         (15,107)
     Other income......................................          156            423             313              423
                                                          -----------    -----------    -----------      -----------
          Total other income (expense).................       (6,153)        (6,247)        (12,737)         (10,080)
                                                          -----------    -----------    -----------      -----------
Income from operations before income taxes and minority
  interests in earnings................................       21,257         21,543          28,688           29,246
Income taxes...........................................       (4,964)       (10,028)         (7,035)         (14,091)
Minority interests in earnings.........................       (8,686)        (5,740)        (12,806)          (8,339)
                                                          -----------    -----------    -----------      -----------
Net income.............................................    $   7,607      $   5,775     $     8,847      $     6,816
                                                          -----------    -----------    -----------      -----------
                                                          -----------    -----------    -----------      -----------
Income per common share................................         $.83           $.63            $.97             $.74
                                                          -----------    -----------    -----------      -----------
                                                          -----------    -----------    -----------      -----------
Weighted average number of common shares outstanding...        9,138          9,181           9,138            9,181
                                                          -----------    -----------    -----------      -----------
                                                          -----------    -----------    -----------      -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          --------------------------
                                                                                             1996           1995
                                                                                          -----------    -----------
                                                                                          (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................................    $   8,847      $   6,816
  Items not affecting cash:
     Depreciation and amortization of intangible assets................................       18,410         16,746
     Minority interests in earnings, net...............................................       11,651          7,813
     Gain on sale of assets............................................................       --               (423)
     Deferred income taxes and other items, net........................................       (8,660)          (738)
  Changes in working capital:
     Receivables.......................................................................      (32,173)       (35,882)
     Inventories.......................................................................      (11,065)        (9,933)
     Accounts payable and accrued expenses.............................................       13,395         28,108
     Taxes payable.....................................................................        5,358         (7,204)
     Other current assets..............................................................       (2,046)         2,085
                                                                                          -----------    -----------
          Net cash provided by operating activities....................................        3,717          7,388
                                                                                          -----------    -----------
  Cash flows from investing activities:
     Proceeds from divestitures........................................................       --                602
     Expenditures for property, plant and equipment....................................      (40,401)       (29,780)
     Proceeds from disposal of assets..................................................        1,249          1,611
     Purchases of bond investments.....................................................       --             (6,316)
     Other investments.................................................................       (1,821)        (7,814)
                                                                                          -----------    -----------
          Net cash used in investing activities........................................      (40,973)       (41,697)
                                                                                          -----------    -----------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt..........................................       13,452          3,868
     Long-term debt repayments.........................................................       (6,152)        (8,782)
     Net proceeds from issuance of short-term debt.....................................        2,844         39,934
     Repurchase of common stock........................................................       (1,170)        --
     Common stock dividends............................................................       (1,005)        --
     Minority interest loans...........................................................         (866)        --
                                                                                          -----------    -----------
          Net cash provided by financing activities....................................        7,103         35,020
                                                                                          -----------    -----------
Foreign exchange effects on cash and cash equivalents..................................         (107)         3,103
                                                                                          -----------    -----------
Net (decrease) increase in cash and cash equivalents...................................      (30,260)         3,814
Cash and cash equivalents at beginning of the period...................................      120,279         74,786
                                                                                          -----------    -----------
Cash and cash equivalents at end of the period.........................................    $  90,019      $  78,600
                                                                                          -----------    -----------
                                                                                          -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest..........................................................................    $  16,343      $  11,942
                                                                                          -----------    -----------
                                                                                          -----------    -----------
     Income taxes......................................................................    $  10,088      $  11,960
                                                                                          -----------    -----------
                                                                                          -----------    -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

1. BUSINESS DESCRIPTION

     As of June 30, 1996, TLC Beatrice International Holdings, Inc. ('TLC Beatrice' and together with its subsidiaries, the 'Company') and its subsidiaries was comprised of 11 operating entities and their subsidiaries located principally in western Europe. The Company's operating entities are engaged in the wholesale and retail distribution of food, groceries, household products and beverages, and the manufacture and marketing of ice cream and desserts, snacks, and beverages. Sales of these products are made to customers principally in western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements as of June 30, 1996 and for the six-month periods ended June 30, 1996 and 1995 have not been audited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for such interim periods, are included. The results of operations for an interim period are not necessarily indicative of results for an entire year. The Company's Food Distribution segment shows relatively even sales and operating income throughout the year. The Grocery Products segment shows greater seasonality, with the majority of sales and operating income earned during the second and third quarters of the year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 9,138,465 for the three-month and six-month periods ended June 30, 1996 and 9,180,965 for the three-month and six-month periods ended June 30, 1995.

3. INVENTORIES

     Inventories consisted of the following components:

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 1996            1995
                                                                              -----------    ------------
                                                                              (UNAUDITED)
                                                                                    (IN THOUSANDS)

Raw materials and supplies.................................................    $  13,563       $ 10,860
Work in process............................................................          173             76
Finished goods.............................................................      122,030        120,189
                                                                              -----------    ------------
                                                                                 135,766        131,125
Less inventory reserves....................................................         (957)        (1,277)
                                                                              -----------    ------------
     Total.................................................................    $ 134,809       $129,848
                                                                              -----------    ------------
                                                                              -----------    ------------

4. ACCUMULATED DEPRECIATION

     At June 30, 1996 and December 31, 1995, accumulated depreciation on property, plant and equipment amounted to $176,819,000 and $164,797,000, respectively.

5. INCOME TAXES

     Income tax expense is comprised primarily of foreign taxes on income. The effective tax rate therefore differs from the U.S. Federal statutory rate as a result of differences among U.S. and foreign rates, losses of certain companies having no current tax benefits, credits allowable against foreign taxes and nondeductible expenses such as goodwill amortization.

6. LITIGATION

     On May 20, 1994, Carlton Investments ('Carlton') filed a complaint against TLC Beatrice and the executrices of the Lewis Estate in the Supreme Court of the State of New York, County of New York,

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other period.

     The Company's net sales, costs, assets and liabilities are for the most part denominated in local currencies. Therefore, results of operations, as stated in local currencies, and the Company's business practices and plans with respect to a particular country, are not significantly affected by exchange rate fluctuations. However, such results of operations as reported in U.S. dollars may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business in relation to the U.S. dollar. Results of operations of the Company's subsidiaries are translated into U.S. dollars on the basis of average exchange rates throughout the period. Assets and liabilities are translated into U.S. dollars on the basis of rates of exchange as of the balance sheet dates. Notwithstanding the fact that substantially all of the Company's cash flow is denominated in foreign currencies, such currencies have in the past generally fluctuated within a relatively well-defined range in relation to the U.S. dollar. Accordingly, although the Company has in the past and will continue to closely monitor its currency exposure.

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

RESULTS OF OPERATIONS

     The following table provides information concerning the Company's net sales and operating income, by segment, for the six months ended June 30, 1996 and 1995. The approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for such periods are shown in the table on page 10 below.

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------------
                                                                                            1996          1995
                                                                                         ----------    ----------
                                                                                          (DOLLARS IN THOUSANDS)
Net Sales:
     Food Distribution................................................................   $  926,669    $  794,670
     Grocery Products.................................................................      189,457       218,481
                                                                                         ----------    ----------
          Total Net Sales.............................................................   $1,116,126    $1,013,151
                                                                                         ----------    ----------
                                                                                         ----------    ----------
Operating Income:
     Food Distribution................................................................   $   30,107    $   26,419
     Grocery Products.................................................................       20,767        19,842
                                                                                         ----------    ----------
     Segment Operating Income.........................................................       50,874        46,261
     Corporate Expenses...............................................................       (8,005)       (5,278)
     Amortization of Intangibles......................................................       (1,444)       (1,657)
                                                                                         ----------    ----------
          Total Operating Income......................................................   $   41,425    $   39,326
                                                                                         ----------    ----------
                                                                                         ----------    ----------

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

     Net sales were approximately $1.1 billion for the six-month period ended June 30, 1996, an increase of 10% compared to the corresponding period in 1995, or a 11% increase on a local currency basis. Excluding the net sales of the Northern Ice Cream Subsidiaries for the six-month period ended June 30, 1995, net sales would have increased 15%, or 16% on a local currency basis, in the first six months of 1996 versus the same period in 1995.

     The Food Distribution segment had net sales for the six-month period ended June 30, 1996 of $927 million, an increase of 17%, or a 18% increase on a local currency basis, over the comparable period in 1995. Wholesale sales to the Franprix network declined by 6% primarily reflecting lower volume due to a reduction in the number of franchisees in the network from 422 at June 30, 1995 to 400 at June 30, 1996. Also affecting wholesale sales was a 4% decline in sales to comparative Franprix stores in the first six months of 1996 versus the first six months of 1995. Net sales relating to the Leader Price network increased by 50% in the first six months of 1996 versus the first six months of 1995, reflecting the additional volume created by the opening of 48 stores between June 30, 1995 and June 30, 1996.

     The Grocery Products segment had net sales in the first six months of 1996 of $189 million, a decrease of 13%, or 11% on a local currency basis, over the comparable period in 1995. Excluding the net sales of the Northern Ice Cream Subsidiaries for the six-month period ended June 30, 1995, net sales would have increased 5%, or 7% on a local currency basis, in the first six months of 1996 versus the first six months of 1995. The increase was due to higher sales experienced in all grocery product operations. Beverage operation sales increased 9% due to strong sales to customers in France and new sales generated from the mineral water brand St. Alban, the rights to which were purchased in the first quarter of 1996. Snack operation sales increased 6% due to the introduction of price increases in the second quarter of 1995. The Company's Spanish ice cream operations, consisting of Interglas S.A. ('Interglas') and Helados La Menorquina S.A. ('La Menorquina'), also experienced sales growth in the first six months of 1996 versus the comparable period in 1995. Net sales of Interglas increased by 3% due to increased yogurt sales and price increases in ice cream products. Net sales of La Menorquina increased by 7% primarily due to increased export sales.

     Total combined segment operating income (operating income before corporate expenses and amortization of intangibles) for the six-month period ended June 30, 1996 increased by 10%, or 12% on a local currency basis, over the comparable period in the prior year. Excluding the segment operating income of the Northern Ice Cream Subsidiaries in the first six months of 1995, segment operating income would have increased by 8%, or 9% on a local currency basis, in the first six months of 1996 versus the comparable period in 1995.

     Operating income of the Food Distribution segment increased by 14%, or 15% on a local currency basis, in the first six months of 1996 compared to the first six months of 1995. The 69% increase in Leader Price operating income, primarily reflecting the increase in the number of Leader Price stores from 178 in June 1995 to 226 in June 1996, was partially offset by a 33% decline in Franprix's operating income for the first six months of 1996 versus the first six months of 1995. The shortfall in Franprix's operating income was due on the wholesale level to a decline in sales of 6%, lower gross margins due to continuing competitive pressures in the Paris food distribution business and to the reduction of suppliers offering cash discounts for early payment of invoices. On the retail level, the drop in operating income was due to expenses relating to the adoption of a new Franprix logo, poor performance of a newly opened Franprix store and one-time expenses associated with the closing of an underperforming store owned by the Company.

     Operating income of the Grocery Products segment increased by approximately $1.0 million to $20.8 million in the first six months of 1996 compared to $19.8 million for the comparable period in 1995. Excluding the Northern Ice Cream Subsidiaries from 1995 results, operating income would have remained flat with 1995, or would have increased 1% on a local currency basis, for the first six months of 1996 versus the comparable period in 1995. Improved performance at Interglas, Tayto Ltd. ('Tayto') and the Company's beverage operations were offset by lower operating income at La Menorquina. The increase in operating income of 2% at Interglas was attributed to increased sales and higher ice cream prices. Beverage operations posted a 4% increase in operating income due primarily to St. Alban sales. Frisdranken Industrie Winters B.V. ('Winters'), the Company's producer of soft drinks in the

Netherlands, reported essentially level operating income in the first six months of 1996 as compared to the six months ended June 30, 1995. Offsetting higher operating income relating to a 9% increase in sales at Winters was lower gross margins due to competitive pressure in Germany and higher production costs associated with the transition to a new type of can. Tayto, a manufacturer of potato chips and snacks in Ireland, recorded a 3% increase in operating income due to a 6% increase in net sales slightly offset by higher production costs associated with the installation of a new packaging line which will enable Tayto to package products in foil wrappings. La Menorquina experienced a 17% decline in operating income due to lower sales of high margin impulse products and bad debt expenses relating to the bankruptcy of one client.

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the six-month period ended June 30, 1996 as compared to the six-month period ended June 30, 1995.

                                                            NET SALES                        OPERATING INCOME
                                                ---------------------------------    ---------------------------------
                                                    PERCENT CHANGE                       PERCENT CHANGE
                                                   ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                                ----------------------     TOTAL     ----------------------     TOTAL
                                                              EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                                OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                                ----------    --------    -------    ----------    --------    -------
Segment
     Food distribution.......................        18%         (1)%        17%         15%          (1)%        14%
     Grocery products........................       (11)         (2)        (13)          6           (1)          5
     Grocery products, excluding Northern Ice
       Cream Subsidiaries....................         7          (2)          5           1           (1)       --
          Total..............................        11          (1)         10          12           (2)         10
          Total, excluding Northern Ice Cream
            Subsidiaries.....................        16          (1)         15           9           (1)          8

     Net income for the first half of 1996 increased by approximately $2 million to $8.8 million, compared to $6.8 million in the first half of 1995. The increase was primarily due to higher operating income of $2.1 million and lower tax expense of $7.1 million offset by higher net interest expense of $2.6 million and higher reported minority interest in earnings of $4.5 million. The reduction in tax expense was attributable to the recognition of a deferred tax asset, previously not recognized under Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', on the startup losses of the Company's Leader Price operations, the reduction of the statutory tax rate in the Canary Islands and the favorable settlement of a tax audit at the Company's French holding company. These reductions were partially offset by an increase in U.S. tax losses under which no tax benefit is recognized under SFAS No. 109. The increase in interest expense was primarily due to higher interest rates and increased indebtedness of the Company at June 30, 1996 versus June 30, 1995. Total indebtedness, short-term debt, current portion of long-term debt and long-term debt, was $293.6 million at June 30, 1996 versus $291.2 million at June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred significant indebtedness in connection with the acquisition of the international operations of the Beatrice Companies, Inc. in 1987 (the 'Acquisition'). All of the Company's original Acquisition-related indebtedness has been repaid. Management believes that the Company's current level of indebtedness, amounting to approximately $293.6 million at June 30, 1996, of which $227.5 million represents long-term debt and $66.1 million represents short-term debt and current portion of long-term debt, is such that no significant restrictions on future earnings or liquidity exist and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company, however, continues to monitor its level of indebtedness.

     Working capital financing is generally available to each operating subsidiary of the Company through short-term lines of credit and overdraft facilities from local banks. At June 30, 1996, TLC Beatrice's subsidiaries had lines of credit denominated in local currencies totalling $165.3 million, of which $113.9 million remained unused. The Company believes that cash flow from operations combined with local credit facilities are sufficient, in the aggregate, to meet anticipated working capital and capital spending requirements, as well as the Company's debt service requirements for the foreseeable future, including interest payments.

     At June 30, 1996, the Company had working capital of $37.2 million, compared to working capital of $42.3 million at December 31, 1995.

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

     On October 6, 1995, Irish Holdings entered into the Credit Agreement pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) and (b) an amount calculated as follows: 28 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.4 million at the December 31, 1995 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.1 million at the December 31, 1995 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of June 30, 1996, approximately $5.6 million (at the then-prevailing foreign exchange rate), was borrowed under the Credit Agreement.

     In the six months ended June 30, 1996, cash provided by operating activities was $3.7 million.

     In the six months ended June 30, 1996, cash provided by financing activities was $7.1 million, primarily reflecting approximately $7.3 million in net proceeds from the issuance of long-term debt.

     In the six months ended June 30, 1996, cash used in investing activities was $41.0 million, primarily reflecting capital expenditures. The Company estimates its 1996 net capital expenditures will be approximately $57 million, primarily related to (i) the construction of a beverage manufacturing facility in France, (ii) the construction of a warehouse in Ireland in order to consolidate Tayto's warehouse operations and (iii) anticipated Leader Price store openings. During the first quarter of 1996, new French regulations were enacted which place certain restrictions on the opening of new food stores over 3,000 square feet in size. The Company can give no assurances as to how the regulations will be enforced. As many of the Company's planned new store openings for 1996 are already in progress, the Company does not anticipate that 1996 planned store openings will be significantly affected. However, future store openings could be adversely affected by the new regulations.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

    27. Financial Data Schedule.

     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TLC BEATRICE INTERNATIONAL
                                            HOLDINGS, INC.

Date: August 1, 1996                                      By                /s/ Loida N. Lewis
                                                             .....................................................
                                                                               LOIDA N. LEWIS
                                                                                  CHAIRMAN

Date: August 1, 1996                                      By               /s/ Peter Offermann
                                                             .....................................................
                                                                              PETER OFFERMANN
                                                                        EXECUTIVE VICE PRESIDENT AND
                                                                          CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                           DESCRIPTION OF EXHIBIT                                           PAGE
- -------   -----------------------------------------------------------------------------------------------------   ----

27.       -- Financial Data Schedule...........................................................................