Form 10-Q/A
period 1996-06-30
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1996-08-01
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1996            1995
                                                                                        -----------    ------------
                                                                                        (UNAUDITED)

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $  90,019       $120,279
     Receivables, net................................................................      189,882        165,989
     Inventories, net................................................................      134,809        129,848
     Other current assets............................................................       14,658         13,356
                                                                                        -----------    ------------
          Total current assets.......................................................      429,368        429,472
Property, plant and equipment, net...................................................      252,134        237,174
Goodwill, net of accumulated amortization of $22,296 and $21,519 at June 30, 1996 and
  December 31, 1995, respectively....................................................       92,460         95,887
Other noncurrent assets..............................................................       47,367         53,042
                                                                                        -----------    ------------
          Total assets...............................................................    $ 821,329       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................    $  66,089       $ 64,647
     Accounts payable................................................................      251,799        256,466
     Taxes currently payable.........................................................       13,907          8,996
     Accrued expenses................................................................       60,393         57,080
                                                                                        -----------    ------------
          Total current liabilities..................................................      392,188        387,189
Long-term debt.......................................................................      227,537        223,308
Deferred income taxes................................................................       11,934         18,180
Minority interests...................................................................       66,539         58,065
Other noncurrent liabilities.........................................................       24,307         31,786
                                                                                        -----------    ------------
          Total liabilities..........................................................      722,505        718,528
                                                                                        -----------    ------------
Commitments and contingencies........................................................       --             --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................       --             --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................           97             97
     Additional paid-in capital......................................................        9,653          9,653
     Treasury stock (611,535 shares).................................................      (23,200)       (23,200)
     Retained earnings...............................................................      146,394        138,552
     Cumulative foreign currency translation adjustment..............................      (34,120)       (28,055)
                                                                                        -----------    ------------
          Total stockholders' equity.................................................       98,824         97,047
                                                                                        -----------    ------------
          Total liabilities and stockholders' equity.................................    $ 821,329       $815,575
                                                                                        -----------    ------------
                                                                                        -----------    ------------

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