Form 10-Q
period 1996-09-30
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1996-10-29
CIK 835589

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 29, 1996 the registrant had 9,138,465 shares of common stock outstanding.

________________________________________________________________________________

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----
Part I -- Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets -- September 30, 1996 (unaudited) and December 31, 1995...................     3

     Consolidated Statements of Income for the nine-month periods ended September 30, 1996 and 1995
      (unaudited)..........................................................................................     4

     Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995
      (unaudited)..........................................................................................     5

     Notes to Consolidated Financial Statements............................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............     8

Part II -- Other Information

Item 1. Legal Proceedings..................................................................................    14

Item 4. Submission of Matters to a Vote of Security Holders................................................    14

Item 6. Exhibits and Reports on Form 8-K...................................................................    14

Signatures.................................................................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          1996             1995
                                                                                      -------------    ------------
                                                                                       (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $  68,823        $120,279
     Receivables, net..............................................................       169,375         165,989
     Inventories, net..............................................................       117,572         129,848
     Other current assets..........................................................        12,936          13,356
                                                                                      -------------    ------------
          Total current assets.....................................................       368,706         429,472
Property, plant and equipment, net.................................................       257,596         237,174
Goodwill, net of accumulated amortization of $23,164 and $21,519 at September 30,
  1996 and December 31, 1995, respectively.........................................        92,870          95,887
Other noncurrent assets............................................................        47,042          53,042
                                                                                      -------------    ------------
          Total assets.............................................................     $ 766,214        $815,575
                                                                                      -------------    ------------
                                                                                      -------------    ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt.........................     $  38,867        $ 64,647
     Accounts payable..............................................................       198,028         256,466
     Taxes currently payable.......................................................        18,340           8,996
     Accrued expenses..............................................................        61,589          57,080
                                                                                      -------------    ------------
          Total current liabilities................................................       316,824         387,189
Long-term debt.....................................................................       230,733         223,308
Deferred income taxes..............................................................        11,652          18,180
Minority interests.................................................................        74,475          58,065
Other noncurrent liabilities.......................................................        24,897          31,786
                                                                                      -------------    ------------
          Total liabilities........................................................       658,581         718,528
                                                                                      -------------    ------------
Commitments and contingencies......................................................       --               --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding..................................................................       --               --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.......................................................................            97              97
     Additional paid-in capital....................................................         9,653           9,653
     Treasury stock (611,535 shares)...............................................       (23,200)        (23,200)
     Retained earnings.............................................................       154,000         138,552
     Cumulative foreign currency translation adjustment............................       (32,917)        (28,055)
                                                                                      -------------    ------------
          Total stockholders' equity...............................................       107,633          97,047
                                                                                      -------------    ------------
          Total liabilities and stockholders' equity...............................     $ 766,214        $815,575
                                                                                      -------------    ------------
                                                                                      -------------    ------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                          --------------------------    ----------------------------
                                                             1996           1995            1996             1995
                                                          -----------    -----------    -----------      -----------
                                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
Net sales..............................................    $ 551,019      $ 532,950     $ 1,667,145      $ 1,546,101
                                                          -----------    -----------    -----------      -----------
Operating expenses:
     Cost of sales.....................................      443,501        428,193       1,363,816        1,257,041
     Selling, general and administrative expenses......       74,546         76,019         227,488          219,339
     Amortization of intangible assets.................          723          1,043           2,167            2,700
                                                          -----------    -----------    -----------      -----------
          Total operating expenses.....................      518,770        505,255       1,593,471        1,479,080
                                                          -----------    -----------    -----------      -----------
Operating income.......................................       32,249         27,695          73,674           67,021
                                                          -----------    -----------    -----------      -----------
Other income (expense):
     Interest income...................................        2,440          1,885           6,570            6,489
     Interest expense..................................       (8,429)        (7,980)        (25,609)         (23,087)
     Other income (expense)............................          (67)         1,151             246            1,574
                                                          -----------    -----------    -----------      -----------
          Total other income (expense).................       (6,056)        (4,944)        (18,793)         (15,024)
                                                          -----------    -----------    -----------      -----------
Income from operations before income taxes and minority
  interests in earnings................................       26,193         22,751          54,881           51,997
Income taxes...........................................      (10,013)        (9,724)        (17,048)         (23,815)
Minority interests in earnings.........................       (8,574)        (4,596)        (21,380)         (12,935)
                                                          -----------    -----------    -----------      -----------
Net income.............................................    $   7,606      $   8,431     $    16,453      $    15,247
                                                          -----------    -----------    -----------      -----------
                                                          -----------    -----------    -----------      -----------
Income per common share................................         $.83           $.92           $1.80            $1.66
                                                          -----------    -----------    -----------      -----------
                                                          -----------    -----------    -----------      -----------
Weighted average number of common shares outstanding...        9,138          9,167           9,138            9,176
                                                          -----------    -----------    -----------      -----------
                                                          -----------    -----------    -----------      -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          --------------------------
                                                                                             1996           1995
                                                                                          -----------    -----------
                                                                                          (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................................    $  16,453      $  15,247
  Items not affecting cash:
     Depreciation and amortization of intangible assets................................       29,588         26,451
     Minority interests in earnings, net...............................................       20,685         10,753
     Gain on sale of assets............................................................       --             (1,574)
     Deferred income taxes and other items, net........................................       (8,010)         1,029
  Changes in working capital:
     Receivables.......................................................................      (11,492)       (35,244)
     Inventories.......................................................................        6,486          6,290
     Accounts payable and accrued expenses.............................................      (40,083)         7,775
     Taxes payable.....................................................................        9,862         (4,932)
     Other current assets..............................................................         (329)        (1,068)
                                                                                          -----------    -----------
          Net cash provided by operating activities....................................       23,160         24,727
                                                                                          -----------    -----------
  Cash flows from investing activities:
     Proceeds from divestitures........................................................       --              1,348
     Expenditures for property, plant and equipment....................................      (54,577)       (44,390)
     Proceeds from disposal of assets..................................................        1,620          2,433
     Purchases of bond investments.....................................................       --             (6,380)
     Other investments.................................................................       (2,995)        (9,103)
                                                                                          -----------    -----------
          Net cash used in investing activities........................................      (55,952)       (56,092)
                                                                                          -----------    -----------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt..........................................       25,446          7,980
     Long-term debt repayments.........................................................      (14,645)       (16,843)
     Net (repayments of) proceeds from issuance of short-term debt.....................      (25,752)        25,693
     Repurchase of common stock........................................................       (1,170)        (1,658)
     Common stock dividends............................................................       (1,005)        --
     Minority interest loans...........................................................         (866)        --
                                                                                          -----------    -----------
          Net cash (used in) provided by financing activities..........................      (17,992)        15,172
                                                                                          -----------    -----------
Foreign exchange effects on cash and cash equivalents..................................         (672)         5,487
                                                                                          -----------    -----------
Net decrease in cash and cash equivalents..............................................      (51,456)       (10,706)
Cash and cash equivalents at beginning of the period...................................      120,279         74,786
                                                                                          -----------    -----------
Cash and cash equivalents at end of the period.........................................    $  68,823      $  64,080
                                                                                          -----------    -----------
                                                                                          -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest..........................................................................    $  19,010      $  18,528
                                                                                          -----------    -----------
                                                                                          -----------    -----------
     Income taxes......................................................................    $  13,588      $  29,066
                                                                                          -----------    -----------
                                                                                          -----------    -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

1. BUSINESS DESCRIPTION

     As of September 30, 1996, TLC Beatrice International Holdings, Inc. ('TLC Beatrice' and together with its subsidiaries, the 'Company') and its subsidiaries was comprised of 11 operating entities and their subsidiaries located principally in western Europe. The Company's operating entities are engaged in the wholesale and retail distribution of food, groceries, household products and beverages, and the manufacture and marketing of ice cream and desserts, snacks, and beverages. Sales of these products are made to customers principally in western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements as of September 30, 1996 and for the nine-month periods ended September 30, 1996 and 1995 have not been audited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for such interim periods, are included. The results of operations for an interim period are not necessarily indicative of results for an entire year. The Company's Food Distribution segment shows relatively even sales and operating income throughout the year. The Grocery Products segment shows greater seasonality, with the majority of sales and operating income earned during the second and third quarters of the year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1995.

     Net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 9,138,465 for the three-month and nine-month periods ended September 30, 1996 and 9,166,798 and 9,176,243 for the three-month and nine-month periods ended September 30, 1995.

3. INVENTORIES

     Inventories consisted of the following components:

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                1996             1995
                                                                            -------------    ------------
                                                                            (UNAUDITED)
                                                                                   (IN THOUSANDS)
Raw materials and supplies...............................................     $  11,498        $ 10,860
Work in process..........................................................            95              76
Finished goods...........................................................       106,927         120,189
                                                                            -------------    ------------
                                                                                118,520         131,125
Less inventory reserves..................................................          (948)         (1,277)
                                                                            -------------    ------------
     Total...............................................................     $ 117,572        $129,848
                                                                            -------------    ------------
                                                                            -------------    ------------

4. ACCUMULATED DEPRECIATION

     At September 30, 1996 and December 31, 1995, accumulated depreciation on property, plant and equipment amounted to $188,922,000 and $164,797,000, respectively.

5. INCOME TAXES

     Income tax expense is comprised primarily of foreign taxes on income. The effective tax rate therefore differs from the U.S. Federal statutory rate as a result of differences among U.S. and foreign rates, losses of certain companies having no current tax benefits, credits allowable against foreign taxes and nondeductible expenses such as goodwill amortization.

6. LITIGATION

     On May 20, 1994, Carlton Investments ('Carlton') filed a complaint against TLC Beatrice and the executrices of the Lewis Estate in the Supreme Court of the State of New York, County of New York, titled Carlton Investments v. TLC Beatrice International Holdings Inc., et al. Carlton alleges that TLC

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other period.

     The Company's net sales, costs, assets and liabilities are for the most part denominated in local currencies. Therefore, results of operations, as stated in local currencies, and the Company's business practices and plans with respect to a particular country, are not significantly affected by exchange rate fluctuations. However, such results of operations as reported in U.S. dollars may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business in relation to the U.S. dollar. Results of operations of the Company's subsidiaries are translated into U.S. dollars on the basis of average exchange rates throughout the period. Assets and liabilities are translated into U.S. dollars on the basis of rates of exchange as of the balance sheet dates. Notwithstanding the fact that substantially all of the Company's cash flow is denominated in foreign currencies, such currencies have in the past generally fluctuated within a relatively well-defined range in relation to the U.S. dollar. Accordingly, the Company has in the past and will continue to closely monitor its currency exposure.

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

RESULTS OF OPERATIONS

     The following table provides information concerning the Company's net sales and operating income, by segment, for the nine months ended September 30, 1996 and 1995. The approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for such periods are shown in the table on page 10 below.

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         ------------------------
                                                                                            1996          1995
                                                                                         ----------    ----------
                                                                                          (DOLLARS IN THOUSANDS)
Net Sales:
     Food Distribution................................................................   $1,370,460    $1,180,937
     Grocery Products.................................................................      296,685       365,164
                                                                                         ----------    ----------
          Total Net Sales.............................................................   $1,667,145    $1,546,101
                                                                                         ----------    ----------
                                                                                         ----------    ----------
Operating Income:
     Food Distribution................................................................   $   45,584    $   36,620
     Grocery Products.................................................................       40,418        40,738
                                                                                         ----------    ----------
     Segment Operating Income.........................................................       86,002        77,358
     Corporate Expenses...............................................................      (10,161)       (7,637)
     Amortization of Intangibles......................................................       (2,167)       (2,700)
                                                                                         ----------    ----------
          Total Operating Income......................................................   $   73,674    $   67,021
                                                                                         ----------    ----------
                                                                                         ----------    ----------

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales were approximately $1.7 billion for the nine-month period ended September 30, 1996, an increase of 8% compared to the corresponding period in 1995, or a 10% increase on a local currency basis. Excluding the net sales of the Northern Ice Cream Subsidiaries for the nine-month period ended September 30, 1995, net sales would have increased 12%, or 14% on a local currency basis, in the first nine months of 1996 versus the same period in 1995.

     The Food Distribution segment had net sales for the nine-month period ended September 30, 1996 of $1.4 billion, an increase of 16%, or a 18% increase on a local currency basis, over the comparable period in 1995. Wholesale sales to the Franprix network declined by 6% primarily reflecting lower volume due to a reduction in the number of franchisees in the network from 423 at September 30, 1995 to 413 at September 30, 1996. Also affecting wholesale sales was a 2% decline in sales to comparative Franprix stores in the first nine months of 1996 versus the first nine months of 1995. Net sales relating to the Leader Price network increased by 48% in the first nine months of 1996 versus the first nine months of 1995, reflecting the additional volume created by the opening of 37 stores between September 30, 1995 and September 30, 1996.

     The Grocery Products segment had net sales in the first nine months of 1996 of $297 million, a decrease of 19%, or 17% on a local currency basis, over the comparable period in 1995. Excluding the net sales of the Northern Ice Cream Subsidiaries for the nine-month period ended September 30, 1995, net sales would have decreased 2% or remained flat on a local currency basis, in the first nine months of 1996 versus the first nine months of 1995. Increased sales in snack foods and ice cream operations was offset by lower sales in beverage operations. Snack operation sales increased 7% due to the introduction of price increases in the second quarter of 1995. The Company's Spanish ice cream operations, consisting of Interglas S.A. ('Interglas') and Helados La Menorquina S.A. ('La Menorquina'), also experienced sales growth in the first nine months of 1996 versus the comparable period in 1995. Net sales of Interglas increased by 1% due to increased yogurt sales and price increases in ice cream products. Net sales of La Menorquina increased by 5% primarily due to increased export sales. Beverage operation sales declined 7% primarily due to unfavorable weather conditions during high selling months, overcapacity in the German market which has resulted in heavy price competition and lower contract filling requirements by major customers.

     Total combined segment operating income (operating income before corporate expenses and amortization of intangibles) for the nine-month period ended September 30, 1996 increased by 11%, or 13% on a local currency basis, over the comparable period in the prior year. Excluding the segment operating income of the Northern Ice Cream Subsidiaries in the first nine months of 1995, segment operating income would have increased by 9%, or 11% on a local currency basis, in the first nine months of 1996 versus the comparable period in 1995.

     Operating income of the Food Distribution segment increased by 25%, or 27% on a local currency basis, in the first nine months of 1996 compared to the first nine months of 1995. The 94% increase in Leader Price operating income, primarily reflecting the increase in the number of Leader Price stores from 198 in September 1995 to 235 in September 1996 and improved profitability of previously opened stores, was partially offset by a 33% decline in Franprix's operating income for the first nine months of 1996 versus the first nine months of 1995. The shortfall in Franprix's operating income was due on the wholesale level to a decline in sales of 6%, lower gross margins due to continuing competitive pricing pressures in the Paris food distribution business and to the reduction of suppliers offering cash discounts for early payment of invoices. On the retail level, the drop in operating income was due to expenses relating to the adoption of a new Franprix logo, operating losses from a newly opened Franprix store and one-time expenses associated with the closing of an underperforming store owned by the Company.

     Operating income of the Grocery Products segment decreased by 1% or increased 1% on a local currency basis in the first nine months of 1996 compared to the comparable period in 1995. Excluding the Northern Ice Cream Subsidiaries from 1995 results, operating income would have declined 5%, or 3% on a local currency basis, for the first nine months of 1996 versus the comparable period in 1995. Improved performance at Tayto Ltd. ('Tayto') was offset by lower operating income at La Menorquina, Interglas and the Company's beverage operations. Tayto, a manufacturer of potato chips and snacks in Ireland, recorded a 4% increase in operating income due to a 7% increase in net sales slightly offset by higher production costs associated with Tayto changing to more expensive foil packaging. La Menorquina experienced a 2% decline in operating income due to lower sales of high margin impulse products and bad debt expenses relating to the bankruptcy of one client. Interglas reported a 2% decline in operating income versus the prior year due to lower gross margins resulting from higher discounts given to supermarkets and lower sales of dessert products. Beverage operations posted a 15% decline in operating income primarily from a drop in earnings at Frisdranken Industrie Winters B.V. ('Winters'), the Company's producer of soft drinks in the Netherlands. The decline in operating income at Winters was attributed to a 11% drop in sales, lower gross margins due to competitive pressure in Germany, unfavorable summer weather conditions and higher production costs associated with the transition to a new type of can.

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the nine-month period ended September 30, 1996 as compared to the nine-month period ended September 30, 1995.

                                                            NET SALES                        OPERATING INCOME
                                                ---------------------------------    ---------------------------------
                                                    PERCENT CHANGE                       PERCENT CHANGE
                                                   ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                                ----------------------     TOTAL     ----------------------     TOTAL
                                                              EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                                OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                                ----------    --------    -------    ----------    --------    -------
Segment
     Food distribution.......................        18%         (2)%        16%         27%          (2)%        25%
     Grocery products........................       (17)         (2)        (19)          1           (2)         (1)
     Grocery products, excluding Northern Ice
       Cream Subsidiaries....................        --          (2)         (2)         (3)          (2)         (5)
          Total..............................        10          (2)          8          13           (2)         11
          Total, excluding Northern Ice Cream
            Subsidiaries.....................        14          (2)         12          11           (2)          9

     Net income for the first nine months of 1996 increased by approximately $1.2 million to $16.5 million, compared to $15.3 million in the first nine months of 1995. The increase was primarily due to higher operating income of $6.7 million and lower tax expense of $6.8 million offset by higher interest expense of $2.5 million, lower other income of $1.3 million and higher reported minority interest in earnings of $8.5 million. The reduction in tax expense was attributable to the recognition of a deferred tax asset, previously not recognized under Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', on the startup losses of the Company's Leader Price operations, the reduction of the statutory tax rate in the Canary Islands and the favorable settlement of a tax audit at the Company's French holding company. These reductions were partially offset by an increase in U.S. tax losses under which no tax benefit is recognized under SFAS No. 109. The increase in interest expense was primarily due to higher interest rates and increased indebtedness of the Company at September 30, 1996 versus September 30, 1995. Total indebtedness, short-term debt, current portion of long-term debt and long-term debt, was $269.6 million at September 30, 1996 versus $254.8 million at September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred significant indebtedness in connection with the acquisition of the international operations of the Beatrice Companies, Inc. in 1987 (the 'Acquisition'). All of the Company's original Acquisition-related indebtedness has been repaid. Management believes that the Company's current level of indebtedness, amounting to approximately $269.6 million at September 30, 1996, of which $230.7 million represents long-term debt and $38.9 million represents short-term debt and current portion of long-term debt, is such that no significant restrictions on future earnings or liquidity exist and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company, however, continues to monitor its level of indebtedness.

     Working  capital  financing  is  generally  available  to  each   operating
subsidiary of the Company through short-term lines of credit and overdraft facilities from local banks. At September 30, 1996, TLC

Beatrice's subsidiaries had lines of credit denominated in local currencies totalling $175 million, of which $152 million remained unused. The Company believes that cash flow from operations combined with local credit facilities are sufficient, in the aggregate, to meet anticipated working capital and capital spending requirements, as well as the Company's debt service requirements for the foreseeable future, including interest payments.

     At September 30, 1996, the Company had working capital of $51.9 million, compared to working capital of $42.3 million at December 31, 1995.

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

     On October 6, 1995, Irish Holdings entered into the Credit Agreement pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) and (b) an amount calculated as follows: 28 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.4 million at the December 31, 1995 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.1 million at the December 31, 1995 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of September 30, 1996, nothing was borrowed under the Credit Agreement.

     In the nine months ended September 30, 1996, cash provided by operating activities was $23.2 million.

     In the nine months ended September 30, 1996, cash used in financing activities was $18.0 million, primarily reflecting approximately $25.8 million in repayments of short-term debt offset by $10.8 million in net proceeds from the issuance of long-term debt.

     In the nine months ended September 30, 1996, cash used in investing activities was $56.0 million, primarily reflecting capital expenditures. The Company estimates its 1996 net capital expenditures will be approximately $61 million, primarily related to (i) the construction of a beverage manufacturing facility in France, (ii) the construction of a warehouse in Ireland in order to consolidate Tayto's warehouse operations and (iii) anticipated Leader Price store openings. During the first quarter of 1996, new French regulations were enacted which place certain restrictions on the opening of new food stores over 3,000 square feet in size. The Company can give no assurances as to how the regulations will be enforced. However, future store openings could be adversely affected by the new regulations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the stockholders of the Company was held on July 26, 1996.

     (b) The name of each member of the Board of Directors elected at the annual meeting of stockholders are set forth below.

     (c) At the annual meeting of stockholders, the stockholders voted (i) on the election of Directors to hold office until the next annual meeting and until the election and qualification of their respective successors, (ii) on the ratification of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1996 and (iii) on the approval of the Company's Long Term Incentive Stock Option Plan ('Stock Option Plan'). Of those present at the meeting, either by proxy or in person, votes were cast for the election of the Directors as follows:

                     NAME OF DIRECTOR                         NUMBER OF VOTES CAST FOR ELECTION
-----------------------------------------------------------   ---------------------------------

Clifford L. Alexander, Jr. ................................               4,685,670
Lee A. Archer, Jr. ........................................               4,685,670
Dort A. Cameron III........................................               6,704,561
Robert C. deJongh..........................................               4,685,670
Anthony S. Fugett..........................................               4,685,670
Reynaldo P. Glover.........................................               4,685,670
Loida N. Lewis.............................................               6,704,561
Leslie N. Lewis............................................               4,685,670
James E. Obi...............................................               4,685,670
Ricardo J. Olivarez........................................               4,685,670
Samuel P. Peabody..........................................               4,685,670
William H. Webster.........................................               4,685,670

     With respect to the ratification of Deloitte & Touche LLP and the approval of the Stock Option Plan, 6,704,561 votes were cast for the ratification and
approval,   respectively.  No  votes  were  cast  against  nor  were  there  any abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

    27. Financial Data Schedule.

     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TLC BEATRICE INTERNATIONAL
                                            HOLDINGS, INC.

Date: October 29, 1996               By       /s/ Loida N. Lewis
                                        ........................................
                                                  LOIDA N. LEWIS
                                                     CHAIRMAN

Date: October 29, 1996               By        /s/ Peter Offermann
                                        ........................................
                                                   PETER OFFERMANN
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER