Form 10-K405
period 1996-12-31
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1997-02-28
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

----------------------------------------------------------
                                           FORM 10-K

(MARK ONE)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1996 OR
[ ]        TRANSITION  REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934 FOR THE TRANSITION
           PERIOD FROM TO

                        COMMISSION FILE NUMBER: 33-68992

----------------------------------------------------------
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

                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of February 28, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 9,138,465 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

________________________________________________________________________________

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                          OR
                                                                                                       REFERENCE
                                                                                                      -----------

                                              PART I
ITEM  1. Business..................................................................................         1
ITEM  2. Properties................................................................................         7
ITEM  3. Legal Proceedings.........................................................................         8
ITEM  4. Submission of Matters to a Vote of Security Holders.......................................        12

                                              PART II
ITEM  5. Market for Registrant's Common Equity and Related Stockholder Matters.....................        13
ITEM  6. Selected Financial Data...................................................................        13
ITEM  7. Management's Discussion and Analysis of Financial Condition and Results of Operations.....        16
ITEM  8. Financial Statements and Supplementary Data...............................................        26
ITEM  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......        26

                                             PART III
ITEM 10. Directors and Executive Officers of the Registrant........................................        27
ITEM 11. Executive Compensation....................................................................        29
ITEM 12. Security Ownership of Certain Beneficial Owners and Management............................        39
ITEM 13. Certain Relationships and Related Transactions............................................        41

                                              PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................        43

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

ITEM 1. BUSINESS

     The Company is an international food and grocery products company with operations principally in western Europe. The Company's operations are comprised of two segments: Food Distribution and Grocery Products. Food Distribution operations are concentrated in the wholesale and retail distribution of dry groceries, beverages, household products and frozen food in France. Through its Grocery Products segment, the Company manufactures and markets ice cream and dessert products, potato chips, snacks and beverages principally in selected western European markets. The Company's business is conducted principally through 11 entities (the 'Principal Companies') and their respective subsidiaries, which have sales in over 20 countries and manufacturing facilities in six countries.

     The table below sets forth the percentage of TLC Beatrice's direct and indirect ownership, and country of organization, of each of the Principal
Companies:

                                                                 PERCENTAGE                    COUNTRY
                       PRINCIPAL COMPANY                         OWNERSHIP             OF ORGANIZATION
---------------------------------------------------------------- ----------    -----------------------

FOOD DISTRIBUTION
  Franprix
     Etablissements Baud S.A. (wholesale operations)                 97.0%                      France
     Minimarche Group (retail operations)                            74.0                       France
  Leader Price
     Distribution Leader Price S.A. (wholesale operations)           51.0                       France
     Retail Leader Price Group (retail operations)                   51.0                       France
GROCERY PRODUCTS
  Ice Cream
     Helados La Menorquina S.A.                                      65.0                        Spain
     Interglas S.A.                                                  65.0       Spain (Canary Islands)
  Potato Chips and Snacks
     Tayto, Ltd.                                                     97.4                      Ireland
  Beverage
     Frisdranken Industrie Winters B.V.                             100.0                  Netherlands
     Sunco N.V.                                                      80.0                      Belgium
     Saint Alban Boissons S.A.                                       95.0                       France
     Bireley's California Orange (Thailand) Co. Ltd.                 95.3                     Thailand

     The Company's operations are decentralized, enabling local management to develop and implement business plans tailored to local market conditions. Generally, the management of each subsidiary has primary responsibility for such subsidiary's day-to-day operations. Management of each individual operating company is responsible for attaining financial and other goals established jointly with, and then monitored by, corporate and segment management. In the case of Etablissements Baud S.A. ('Baud'), Distribution Leader Price S.A. ('Distribution Leader Price'), Interglas S.A. ('Interglas'), Helados La Menorquina S.A. ('La Menorquina'), the Minimarche Group ('Minimarche'), the Retail Leader Price Group ('Retail Leader Price'), Sunco N.V. ('Sunco') and Tayto, Ltd. ('Tayto'), management includes local minority stockholders. See ' -- Relationships with Minority Stockholders.'

     For a discussion of certain business segment and geographic data, see Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 17 of Notes to Consolidated Financial Statements.'

FOOD DISTRIBUTION

     The Company is a major wholesale and retail distributor of dry groceries, beverages, household products and frozen food, operating through its Franprix and Leader Price networks. The Company's Franprix network consisted at December 31, 1996 of 416 supermarkets and superettes in the Paris metropolitan area. The Leader Price network consisted at December 31, 1996 of 241 stores. The objectives of the Company's Food Distribution segment are (1) to preserve its position in the Paris metropolitan area under the Franprix name and (2) to capitalize on the trend toward discount retailing by expanding its operations throughout France and by entering neighboring European markets under the Leader Price name.

  FRANPRIX

     Franprix stores are generally neighborhood supermarkets and superettes carrying an assortment of 4,000 to 6,000 grocery products. Of the 416 supermarkets and superettes in the Franprix network, 31 are owned and operated by Minimarche and 385 are owned and operated by franchisees. The Franprix stores are supplied with dry groceries, beverages, household products and frozen food by Baud, the Company's wholesale distribution subsidiary. Baud distributes such products on a wholesale basis almost exclusively to Franprix stores, and distributes a small amount of such products to smaller, non-franchised stores. Based on published industry data for 1996, the Franprix network has the largest number of supermarkets in the Paris metropolitan area, approximately 25% of the total number, and the most supermarket selling space in the supermarket category (supermarkets are categorized as those stores with 4,000 to 25,000 square feet of selling space). At present, slightly less than one-half of the Franprix stores are superettes, with an average size of 3,800 square feet. Franprix has no stores in the hypermarket category, which are stores in excess of 25,000 square feet of selling space.

     The Paris metropolitan area constitutes the largest consumer market in France, with approximately ten million people. The Franprix outlets are generally in densely populated areas where there is limited direct competition from larger supermarkets and hypermarkets. The Company believes that Baud's position in the highly visible Paris market has enabled it to negotiate competitive discounts, rebates and promotional allowances from food and grocery manufacturers.

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

     The Company provides marketing support to the Franprix stores, including advice on store layout and appearance, product mix and promotional materials. The Company utilizes promotional programs under which the Company offers 100 to 150 items at discount prices to increase traffic and purchases in the Franprix stores.

     In addition to selling brand name products, the Company markets goods under several private label brand names (including Leader Price), which accounted for approximately 29% of Baud's total net sales in 1996. Private label products, which are generally priced below comparable brand name products to appeal to price sensitive customers, provide the Company with additional leverage in negotiations with brand suppliers.

     Franprix franchisees are generally independent entrepreneurs. Many have a long affiliation with the Baud organization. Of the 416 stores in the Franprix network, 31 are owned by the Company and 10 are owned by children of the late Jacques Baud, a former Vice President of Baud. These 41 stores represent approximately 18% of total Baud sales and approximately 10% of the number of stores in the network. The 31 stores owned by the Company represent approximately 14% of total Baud sales and approximately 7% of the number of stores in the network. Company-owned Franprix stores operate under the same arrangements with Baud as franchised Franprix stores. Of the Franprix stores not owned by the Company or the children of Jacques Baud, 96 are owned by an affiliated group consisting of members of a single family, and 40 are owned by franchisees who have five to seven stores each. Each of the remaining franchisees has one or two stores.

     Baud distributes dry grocery products from its 520,000 sq. ft. warehouse at Chennevieres located nine miles from Paris. Baud also leases a 200,000 square foot facility from which it delivers bulk products. Its efficiently run distribution system is designed and managed to make deliveries on a cost effective basis in the congested Paris metropolitan area via its fleet of 200 leased trucks. Baud receives orders from a computer controlled system, which facilitates delivery scheduling and inventory management.

  LEADER PRICE

     In 1991, in response to increasing consumer demand for lower priced products, the Company developed a range of items under the Leader Price brand name which were initially introduced in certain Franprix stores. Since then, the Company has expanded the concept to include Leader Price stores which carry a limited range of approximately 1,800 items, almost all of which carry the Leader Price brand name. Of the 241 Leader Price stores, 201 are wholly or partially owned by the Company's Retail Leader Price subsidiary. Leader Price's wholesale activities are conducted by the Company's Distribution Leader Price subsidiary. Leader Price stores are obligated to purchase all products except produce from the Company.

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

     Leader Price stores are clean, well-ordered and brightly lit. The sizes, which typically range from 7,000 to 10,000 square feet of selling space, are comparable to traditional supermarkets in France. Racks for the products are simple in design, facilitate frequent restocking and display products in an attractive way. The product range of approximately 1,800 items is one-quarter that of an average Franprix supermarket, which improves product turnover and simplifies product handling. Labor costs are minimized by the limited product range and by eliminating labor-intensive departments such as bakery, delicatessen and meat cutting. The everyday low price policy results in reduced time and expense required to change product prices.

     Leader Price stores all offer the same range of products and have a similar appearance. Store operations are closely monitored with respect to labor costs and other expenses. The lower costs and investment required in a Leader Price store compared to a traditional supermarket permit store profitability to compare favorably with that of a traditional supermarket despite lower selling prices. Leader Price stores are required to offer the same products at the same prices with uniform layout, signage, operating practices and staffing.

     As of December 31, 1996, the Leader Price network had 241 stores, of which 201 were wholly or partially owned by the Company and 40 were franchised. The Company intends to manage the Leader Price network through direct ownership and minority equity stakes with select franchisees which carry rights providing elements of control. The Company believes this approach ensures greater control over store operations and standards as the network expands. As with Franprix, the Company does not receive any franchise or other fees from franchisees. The consideration the Company receives is reflected in the prices charged for the products purchased. The Company has a right of first refusal on franchised Leader Price stores if a franchisee desires to sell his stores to a third party.

     The Leader Price stores are serviced from Distribution Leader Price's warehouse at Gretz, near Paris. The warehouse was constructed to the Company's specifications and became fully operational in the latter part of 1993. The facility has 550,000 sq. ft. of warehousing space, as well as administrative facilities to process orders. Order entry, delivery and inventory management systems are computer based, and electronic ordering systems are in place. The Company uses outside transport companies to supply the Leader Price stores. The Company believes this arrangement permits it to respond to growth in the Leader Price network not only in the Paris area but also in other areas of France where

Company-owned trucks would not be cost effective. Deliveries are managed so that, in general, full truckloads are delivered to stores, reducing delivery times and loading costs.

  GROCERY PRODUCTS

     The Company is a major ice cream manufacturer and marketer in Spain, including the Canary Islands and is the leading manufacturer of potato chips and snacks in the Republic of Ireland. The Company also manufactures and markets a variety of beverages and soft drinks. The Company's strategy for its Grocery Products segment is to develop new products designed to appeal to a variety of consumers, to differentiate the Company's branded products from those of its competitors and to focus its resources on maintaining or building market share and on products with potential for growth.

  ICE CREAM AND DESSERTS

     The Company manufactures ice cream products in Spain, including the Canary Islands and markets such products throughout western Europe. Increasing market integration in Europe has led the Company to emphasize a greater degree of uniformity of ingredients, composition and packaging of its ice cream products so that they may be sold with little modification in all European Union countries. In Spain and the Canary Islands, the Company's most important product categories are ice cream novelties which are purchased on impulse for immediate consumption and ice cream desserts.

     La Menorquina, operating in Spain, including the Balearic Islands, and Portugal, has established itself as a leading supplier to the restaurant sector by developing sophisticated ice cream desserts. Examples of these desserts include frozen natural orange, apple, coconut and other fruit shells filled with natural fruit-flavored ice cream, multi-layer ice cream cakes and frozen desserts in stylized ceramic dishes. While supermarkets are not currently the major outlets for ice cream in these markets due to consumption habits and the small size of home freezers in such markets, the Company has developed products that are suitable for this 'take home' sector of the market as it develops. La Menorquina also exports to customers in other countries. Approximately 33% of La Menorquina sales during the year ended December 31, 1996 were derived from products developed during the last three years.

     In the Canary Islands, Interglas is the leading ice cream supplier under its Kalise brand name, and has a significant share of the yogurt and desserts market. In 1996, approximately 65% of ice cream sales were high margin ice cream novelties, cakes and specialty frozen desserts. The Company has increased its sales by developing innovative products that are designed to appeal to the over six million tourists who visit the Canary Islands each year.

  POTATO CHIPS AND SNACKS

     The Company, through Tayto, has a dominant position in the Irish potato chip market and is a leading manufacturer of processed snacks in Ireland. During 1996, the Company believes that its market shares in these markets, based on net sales, were approximately 60% and 38%, respectively. Under its primary brand name, Tayto, and secondary brand name, King, the Company distributes to approximately 6,000 outlets, representing nearly all of the points of sale in Ireland where snack products are sold. The Company strives to manufacture the highest quality products, receiving the Irish Quality Mark, which now appears on Tayto's packaging, in each year from 1990 through 1996.

  BEVERAGE OPERATIONS

     The Company's principal bottling operations consist of Frisdranken Industrie Winters B.V. ('Winters') and Sunco, each of which produces soft drinks on a contract basis for supermarket private labels and major international brands. The Company also manufactures and markets a variety of beverages and soft drinks under the Company's own brand names. Winters, located in the Netherlands, produces soft drinks, principally in cans, for sale throughout western Europe. Sunco, located in Belgium, produces soft drinks in plastic bottles for sale principally in Belgium, France and

Germany. Bireley's, well-known in Thailand, is a marketer of non-carbonated orange drinks and other beverages in that country.

     In January 1996, the Company established a new company, St. Alban Boissons S.A., to acquire the brand name and business assets of a mineral water company in southern France. During 1996 a new factory was constructed to produce soft drinks and mineral water in plastic and glass bottles and in cans, while continuing to produce 'St. Alban' brand mineral water at its former facility.

CUSTOMERS AND COMPETITION

     The Company believes that its aggregate sales are not concentrated in, or materially dependent on, any single customer or small group of customers. However, certain individual markets in which the Company competes are subject to increasing customer concentration by one or a few supermarket chains or buying cooperatives. For example, a group consisting of members of a single family which owns 96 Franprix stores accounted for approximately 32% of 1996 sales by Baud in France.

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

     The Company's main competitors in its Food Distribution segment are Carrefour S.A., Promodes and Auchan. In its Grocery Products segment, the Company's main competitors are Procter & Gamble, Inc. and United Biscuits U.K. Ltd. in the potato chip and processed snack markets and Nestle S.A., Unilever PLC and Danone S.A. in the ice cream, yogurt and frozen dessert markets. The Company believes it competes effectively on the basis of the factors affecting its industry segments.

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

TRADEMARKS, TRADE NAMES AND LICENSES

     The Company has locally registered trademarks for many of its products. Trademarks are important to the Company because local brand name recognition is a critical element to its success.

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

     In 1992, Geimex S.A.R.L., a French limited liability company partially owned by Jean Baud ('Geimex'), assigned to Baud ownership of the Leader Price trademark and the exclusive right to use the trademark in the French territory pursuant to an Assignment of Trademark (the 'Leader Price Assignment') which superseded a prior licensing agreement. Pursuant to the Leader Price Assignment, Baud agreed not to expand the Leader Price trademark to foreign countries and granted to Geimex an exclusive license to use the trademark in the overseas French territories in return for which Geimex agreed to grant any foreign third parties only the right to distribute, and not the right to manufacture, products under the Leader Price trademark. In addition, pursuant to the Leader Price

Assignment, Geimex granted to Baud a right of first refusal prior to assigning to a foreign third party any rights under the Leader Price trademark, and the shareholders of Geimex granted to Baud a right of first refusal prior to selling all or any portion of their shares of Geimex. The Company anticipates entering into arrangements for using the Leader Price name outside the French territory. However, no assurance can be given that the Company will succeed in entering into such arrangements.

     The Company is not aware of any factors which would adversely affect its ability to utilize any of its major trademarks. Patents are not considered material to the conduct of the Company's business.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 4,700 employees, although the number of employees may vary by as many as 1,000 from time to time based on the Company's seasonal needs. TLC Beatrice's subsidiaries are managed by local nationals. Substantially all of the Company's full-time employees, other than management personnel, are hourly employees represented by unions. Management of the Company believes no single union relationship or agreement is material to the Company's aggregate results. Labor relations, including compensation and severance, are governed by local law. The Company believes its relations with its employees are satisfactory. During the past five years, no subsidiary has experienced any work stoppage or labor-related problem material to the Company as a whole.

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

     During the fourth quarter of 1996, new French regulations were enacted which place certain restrictions on the opening of new food stores over 3,000 square feet in size. During the year ended December 31, 1996, the Company opened 35 new Leader Price stores versus 50 and 48 stores in the years ended December 31, 1995 and 1994, respectively. The Company anticipates that in 1997 and for the foreseeable future, the number of Leader Price store openings will approximate 30 per year; however no assurance can be given that this number of openings can be achieved. See Part II, Item. 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

RELATIONSHIPS WITH MINORITY STOCKHOLDERS

     Certain of TLC Beatrice's operating subsidiaries have local minority stockholders whose equity interests in these subsidiaries range from 2.6% to 49%. The subsidiaries that have the largest equity interests owned by local stockholders include Distribution Leader Price (49%), Retail Leader Price (49%), Interglas (35%), La Menorquina (35%) and Minimarche (26%). In most cases, the local stockholders are responsible for the management of these subsidiaries.

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

     The minority stockholders of Distribution Leader Price and Retail Leader Price, directly or indirectly, are various members of the Baud family and a corporate entity controlled by the Baud family

(collectively, the 'Baud Minority Stockholders'). Pursuant to certain agreements entered into in 1992, the Company is obligated under certain circumstances to purchase the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price. The agreements provide that prior to June 30, 1997, if certain members of the Baud family cease to hold their management positions with the applicable company and the Company fails to propose and vote in favor of one of certain members of the Baud family as a replacement, the Baud Minority Stockholders have the right to require TLC France to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price and Retail Leader Price (the 'Put Right'), and TLC France has the right to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price in the event that the Baud Minority Stockholders exercise their put option with respect to the shares of Retail Leader Price. In addition, at any time on or after July 1, 1997 and prior to June 30, 2027, the Baud Minority Stockholders can exercise the Put Right, and TLC France has the right to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price and Retail Leader Price (the 'Call Right'), without restriction. The price to exercise the Put Right is based on a formula calculated at the time of exercise which sets a purchase price at a multiple of the average annual net income per share of Distribution Leader Price and Retail Leader Price, as applicable, for the two fiscal years prior to exercise, with a guaranteed minimum return on the Baud Minority Stockholders' aggregate investment if an option is exercised prior to July 1, 1997. If the Put Right is exercised after July 1, 1997, and as long as TLC Beatrice's 11.5% Senior Secured Notes due October 1, 2005 (the 'Notes') are outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at the Paris Interbank Offering Rate ('PIBOR'). After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if the Baud Minority Stockholders were to have exercised their Put Right on December 31, 1996, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $143 million. The price to exercise the Call Right is based on the same formula as in the exercise of the Put Right, except that the multiple of average annual net income is higher. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase during the two fiscal years prior to the exercise of such option, as to which no assurance can be given, the purchase price payable upon exercise of the Put Right and the Call Right would increase materially.

     In addition to the foregoing, the Company, including in certain circumstances TLC Beatrice, is a party to separate stockholder agreements with certain other local minority stockholders of Baud, Sedipro, S.A. and Minimarche (collectively, the 'Other Baud Stockholders') and certain other minority stockholders. Certain of these agreements and the by-laws of certain subsidiaries restrict the sale of the minority stockholders' interest or require the Company or the minority stockholders, as the case may be, to offer to sell their shares to the other stockholders prior to selling such shares to a third party and/or require the Company to purchase these interests under certain circumstances. These local minority stockholders have the option to require the Company to purchase their interests in whole or in part at any time. If all of such options were exercised in full, the Company's aggregate purchase obligation is estimated to be approximately $35 million as of December 31, 1996. See Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 5 of Notes to Consolidated Financial Statements.'

ITEM 2. PROPERTIES

     The Company's principal executive offices are located at 9 West 57th Street in New York City, where the Company currently leases approximately 7,000 square feet of space. The lease for this space expires June 30, 2003. The Company has leased this space since March 1995 when it amended its prior lease for 23,000 square feet in the same building. Net base rental expense for the Company's current executive office space is approximately $362,000 per annum over the life of the lease. In addition, as a fee for the amendment to the Company's prior lease, the Company paid $500,000 in each of 1994 and 1995, and has or will make annual payments of $800,000 in each of 1996 through

1999. The Company also maintains divisional offices for its Food Distribution operations in Paris, France and its Grocery Products operations in Ninove, Belgium. Rental expense for leased property in the Food Distribution division office was approximately $222,000, $266,000 and $169,000 in 1994, 1995 and 1996,
respectively. Rental expense for the Grocery Products division office was approximately $19,000 in each of 1994 and 1995. In 1996, the Grocery Products division relocated to office space in the Company's Sunco operations in Ninove, Belgium and no longer pays outside rental expense.

     The Company also owns and leases manufacturing plants, warehouse distribution centers, retail stores and other facilities in the various countries in which it operates. The Company believes the facilities are suitable and adequate for the conduct of its business. The following table sets forth information with respect to the approximate number of facilities owned or leased as of December 31, 1996:

                              MANUFACTURING      DISTRIBUTION           OTHER              TOTAL
                             ---------------    ---------------    ---------------    ---------------
                             OWNED    LEASED    OWNED    LEASED    OWNED    LEASED    OWNED    LEASED
                             -----    ------    -----    ------    -----    ------    -----    ------

Food Distribution.........     0         0         7       149       0         1         7       150
Grocery Products..........     8         3        10        25       3         2        21        30
                             -----    -----     -----    ------   -----     -----    -----     ------
     Total................     8         3        17       174       3         3        28       180
                             -----    -----     -----    ------   -----     -----    -----     ------
                             -----    -----     -----    ------   -----     -----    -----     ------

     The aggregate rental expense for leased property for the Food Distribution operations was $12.4 million, $17.6 million and $19.0 million in 1994, 1995 and 1996, respectively. The increase from 1994 through 1996 is primarily attributable to the expansion of the Leader Price network. The aggregate rental expense for leased property for the Grocery Products operations was $4.1 million, $7.1 million and $5.6 million in 1994, 1995, and 1996, respectively. The decline in Grocery Products rental expense in 1996 reflects 1995 subsidiary dispositions.

ITEM 3. LEGAL PROCEEDINGS

     TLC BEATRICE IS A DEFENDANT IN CERTAIN LEGAL PROCEEDINGS BROUGHT BY CARLTON INVESTMENTS, A CALIFORNIA LIMITED PARTNERSHIP ('CARLTON'), AS DESCRIBED BELOW. NOTWITHSTANDING THE INFORMATION SET FORTH IN THIS REPORT, TLC BEATRICE RESERVES ANY AND ALL CLAIMS OR DEFENSES THAT IT HAS OR MAY HAVE AGAINST CARLTON.

     On May 20, 1994, Carlton, formed and controlled by former officers and employees of Drexel Burnham Lambert, Inc. ('Drexel'), filed a two-count Complaint against TLC Beatrice and against Mrs. Loida Nicolas Lewis, the Chairman and Chief Executive Officer of TLC Beatrice, and Ms. Leslie N. Lewis, a Director of TLC Beatrice and a daughter of Loida Nicolas Lewis, as Executrices of The Estate of Reginald F. Lewis (the 'Lewis Estate') titled, Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., Index No. 114798/94, Supreme Court of the State of New York, County of New York (the 'New York Suit'). Reginald F. Lewis was TLC Beatrice's founder and served as its Chairman and Chief Executive Officer from its organization until his death in January 1993.

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

     In Count II of the Complaint, Carlton alleged that Reginald F. Lewis tortiously interfered with the Stockholders' Agreement by causing TLC Beatrice to pay the compensation package. As a result of the alleged interference, Carlton asserts that it has been damaged in an amount estimated to be not less than $11,460,000, plus interest; it also seeks punitive damages for the alleged interference. On September 21, 1994, the Supreme Court of New York County granted the motion of TLC Beatrice and the  Lewis Estate  to dismiss  this claim.  In so  ruling, the  Court found that
Carlton had not stated a claim against the Lewis Estate for tortious interference. On November 29, 1994, Carlton filed a Notice of Appeal from the September 21, 1994 order, but has not prosecuted this appeal.

     On December 2, 1994, TLC Beatrice responded to the Complaint by filing an Answer, Affirmative Defenses and Counterclaim. In the Answer, TLC Beatrice denied all material allegations of the Complaint and set forth 17 affirmative defenses thereto. TLC Beatrice defends against the Complaint by alleging, among other things, that Mr. Lewis earned the compensation package for his successful and dynamic leadership of the Company from 1988 through 1992. TLC Beatrice claims that the 1992 payment to Mr. Lewis was not prohibited by the terms of the Stockholders' Agreement for a variety of reasons. Among other things, TLC Beatrice alleges that the Stockholders' Agreement does not preclude compensation to TLC Beatrice's officers, and that it was not anticipated at the time the Stockholders' Agreement was executed that Mr. Lewis would be required to devote nearly all of his time and efforts to the day-to-day management of the Company, including having to relocate his family to Europe. In addition, TLC Beatrice alleges that the compensation package was approved in 1990 and therefore, Carlton, by its years of inaction, waived any claims or objections it had to the compensation package. TLC Beatrice further alleges that Carlton lacks standing to assert its claim under the Stockholders' Agreement.

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

     Based on the foregoing allegations, TLC Beatrice contends that Carlton is barred by its misconduct from pursuing the Complaint and that the Stockholders' Agreement is unenforceable by Carlton. TLC Beatrice and the Lewis Estate also have a four-count Counterclaim against Carlton, Paul Biddelman and Peter Ackerman based on these allegations.

     On January 10, 1995, Carlton and Messrs. Biddelman and Ackerman moved to dismiss TLC Beatrice's Counterclaims and certain of its affirmative defenses, including the defenses that claim that Carlton is barred from asserting its rights under the Stockholders' Agreement by its alleged misconduct. Among other arguments, Carlton asserts that these affirmative defenses are barred in that they seek to relitigate claims which were allegedly conclusively settled, and from which Carlton was allegedly released, in connection with the court-approved settlement in 1992 of over 180 lawsuits including approximately 60 class and derivative actions filed against Michael Milken and hundreds of other individuals and entities, including Mr. Ackerman, Mr. Biddelman and Carlton relating to their allegedly unlawful activities relating to aspects of business of Drexel Burnham Lambert Group, Inc., its subsidiaries and affiliates.

     The motion to dismiss was denied in part and granted in part by Order of the Court on June 3, 1996. The Court denied Carlton's motion to dismiss TLC Beatrice's affirmative defenses, but granted the motion to dismiss the counterclaims. Carlton filed a Notice of Appeal from the denial of its motion to dismiss the affirmative defenses which is pending before the appellate court.

     The above-described litigation is in the early stages. TLC Beatrice has served written document requests and interrogatories upon Carlton and has requested the depositions of various Carlton partners but discovery was stayed by Carlton's motions and because of the focus of the parties' efforts in taking discovery in the Delaware litigation described below. TLC Beatrice intends to defend against the Complaint and pursue its defenses vigorously, and believes that the Complaint is without merit, although no assurance can be given regarding the outcome of such litigation. Carlton has been enjoined from prosecuting this action by the Delaware Chancery Court pending that Court's review of the proposed settlement of the Delaware derivative litigation described below. For further information with respect to the litigation, reference is hereby made to the Complaint and the Answer which have been filed as Exhibits to Registration Statement No. 33-88602 of TLC Beatrice filed with the Securities and Exchange Commission and which are incorporated herein by reference.

     On January 4, 1995, Carlton filed a stockholder derivative complaint allegedly on behalf of TLC Beatrice in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950. In this stockholder derivative action, which has been amended twice, Carlton seeks to recover for the benefit of TLC Beatrice millions of dollars of corporate funds allegedly paid to the late Reginald F. Lewis and entities controlled by or affiliated with him between 1987 and 1993. Named as defendants are the executrices of Mr. Lewis' estate, several entities allegedly controlled by the late Mr. Lewis (TLC Group L.P., TLC Holdings Corp., TLC General Corp. and McCall Pattern Holdings, Inc.), together with a number of current and former directors and a former officer of TLC Beatrice. The derivative complaint also names TLC Beatrice and three of its subsidiaries as nominal defendants.

     TLC Beatrice and the other defendants have filed answers and affirmative defenses to the derivative complaint denying all material allegations. For further information concerning the allegations of Carlton in this derivative lawsuit, reference is made to the derivative complaint, as amended, which have been filed as an Exhibit to Registration Statement No. 33-88602 of TLC Beatrice filed with the Securities and Exchange Commission and which is incorporated herein by reference.

     In the Delaware litigation the parties have engaged in extensive discovery with the production of over 100,000 documents and scores of depositions being taken. All further discovery has been stayed and all further pretrial dates have been continued by the Delaware Chancery Court on November 27, 1996, pending the Court's review of the proposed settlement of the litigation described below.

     This proposed settlement results from the formation by TLC Beatrice's Board of Directors on May 24, 1996 of a Special Litigation Committee (the 'SLC'). On that date, the Board, including Carlton's representative on the Board, Paul Biddelman, unanimously voted to expand the size of the Board by two seats, elected Clifford L. Alexander, Jr. and William H. Webster to the Board and appointed Messrs. Alexander and Webster as directors, with no personal or business relationships or dealings with the defendants, TLC Beatrice or the Lewis family, and to serve as the members of the SLC. The SLC was charged with the responsibility of investigating and evaluating the allegations and issues in the litigation and to consider and determine whether or not continued prosecution of the derivative complaint was in the best interests of TLC Beatrice and its shareholders and what action TLC Beatrice should take concerning the litigation in accordance with Delaware law.

     To give the SLC time to complete its objectives and to save TLC Beatrice expense, TLC Beatrice moved the Delaware Chancery Court in June of 1996 for a stay of discovery. Carlton objected, and as a result the Court denied the stay, requiring the SLC to conduct its investigation and evaluation while the parties continued with discovery. The SLC engaged counsel and experts it deemed necessary to accomplish its purpose.

     Over the course of nearly six months, the SLC investigated the allegations and claims in the derivative complaint, including a review of all depositions taken in the derivative action, a review of all of the documentary discovery made or given by the parties and non-parties in the derivative action, interviews with numerous witnesses, a study of the legal principles applicable to the derivative action and an extensive analysis of the substantial discovery in conjunction and consultation with its experts. In evaluating the litigation, the SLC considered, among other things, the expense and length of time necessary to prosecute the derivative action, the defenses asserted by the defendants in the derivative action, the uncertainties of the outcome of the derivative action, the benefit provided by a settlement of the derivative action to the Company and its stockholders and that even if the derivative action were resolved in the plaintiff's favor, that with appellate review, which would be likely, it could be many years before a final adjudication of the derivative action.

     Based on the foregoing considerations, the SLC, through its counsel, entered into a Stipulation of Settlement dated November 12, 1996 with counsel for all of the defendants. Subject to the approval of the Court of Chancery of the State of Delaware, the Stipulation of Settlement would be a full and final settlement of the derivative action and would release defendants from all claims that were or could have been raised by Carlton or any other shareholder in the suit. Under the Stipulation of Settlement, the Lewis Estate has agreed to pay the Company the amount of $14,932,000 plus interest at the rate of 8% per annum until the Effective Date (as hereinafter defined) (the 'Settlement Amount'), pursuant to the following terms: (a) On the Effective Date, $2,000,000 in cash and a secured promissory note for the unpaid balance of the Settlement Amount, (b) from and after the Effective Date, interest on the Settlement Amount shall be paid at a rate equal to the U.S. prime rate plus 1/2 of 1 percent compounded daily, (c) $500,000 in cash on May 1 and November 1 of each year, until payment of the Settlement Amount in full, and (d) a final payment of the balance of the Settlement Amount on May 1, 2004 if not paid in full prior thereto. For purposes of the Stipulation of Settlement, the Effective Date shall be the date that the approval of the Stipulation of Settlement is considered final, which shall be the latest to occur of (i) the expiration of the time for filing or noticing of any appeal or motion for reargument from the judgment, if any, of the Chancery Court of the State of Delaware approving the Stipulation of Settlement, (ii) the date of final affirmance on any appeal or reargument, (iii) the expiration of time for petitions for writs of certiorari and if certiorari is granted, the date of final affirmance following review pursuant to such grant or (iv) the final dismissal of any appeal or proceedings on certiorari.

     The payment of the Settlement Amount is to be secured by the personal guaranty of Loida N. Lewis and the pledge by the Lewis Estate of shares of Common Stock of the Company owned by the Lewis Estate, the number of shares to be pledged to be determined as follows: number of shares pledged = Settlement Amount divided by $25.00 multiplied by 4.

     Carlton has indicated its intent to oppose the settlement. After the Delaware Chancery Court stayed all further discovery until it reviewed the settlement, the SLC on December 23, 1996 filed a 162-page brief in support of the settlement it negotiated, analyzing and evaluating the claims and explaining how it arrived at the settlement. By Order of January 13, 1997, the Court set April 16, 1997 as the date for argument on the SLC's request that the settlement be approved. The Court also set a briefing schedule for Carlton and the parties to file briefs in opposition or support of the Settlement. Over Carlton's objection, the Court also enjoined Carlton and all other shareholders from initiating or prosecuting any lawsuit asserting claims that were or could have been asserted in the Delaware litigation or which arise from or relate to any of the matters or transactions referred to in the litigation. Carlton also sought discovery from the SLC and its counsel, the scope of which the SLC objected to and filed a motion for a protective order that was granted by the Court's decision of January 28, 1997. Specific notice of the settlement has been sent to TLC Beatrice shareholders.

     There can be no assurance that the Stipulation of Settlement will be approved, or if approved, what its final terms may be.

     On July 20, 1995, Carlton filed a motion for contempt against TLC Beatrice, its counsel and the Lewis Estate in the case entitled Presidential Life Insurance Co. v. Milken Milken, et al., pending in the U.S. District Court for the Southern District of New York before the Honorable Milton Pollack as Case No. 92 Civ. 1151 (MP) ('Presidential Life'), asserting that certain of TLC Beatrice's affirmative defenses in the New York Suit constituted 'claims' allegedly dismissed and released under the July 17, 1992 order and final judgment in Presidential Life (the 'Order and Final Judgment'). Presidential Life was a class action which, as described by counsel for the class members, was instituted for the purpose of marshaling and laying to rest, as part of a broader settlement of other litigation, all previously unasserted claims against Michael Milken and hundreds of other individuals and partnerships concerning their activities related to Drexel and its affiliates. On July 27, 1995, TLC Beatrice filed a motion seeking leave to intervene in Presidential Life for the purpose of resolving the extent, if any, to which the Order and Final Judgment is binding on TLC Beatrice or precludes any of its affirmative defenses in the New York Suit, and also filed a separate motion seeking to vacate the Order and Final Judgment to the extent it purports to preclude TLC Beatrice's assertion of such affirmative defenses or claims seeking the cancellation of Carlton's common stock. In these motions, TLC Beatrice asserts, among other things, that even if the Order and Final Judgment is binding on TLC Beatrice, it precludes only claims by class members, and does not preclude affirmative defenses to subsequently filed claims by any of the defendants. In addition, TLC Beatrice asserts that the proceedings in Presidential Life, including the Order and Final Judgment, are not binding upon it (i) because it never received adequate notice of the action; (ii) because Presidential Life was a collusive suit brought in order to accommodate the defendants' demand, as an express condition to the settlement of other litigation against them, that they receive immunity from future civil liability in connection with their Drexel-related activity; (iii) because the court lacked subject matter jurisdiction over such a suit and over any claims by TLC

Beatrice against Carlton; and (iv) because the named plaintiff and class counsel did not adequately represent the interests of class members, purportedly including TLC Beatrice. By order dated September 12, 1995, Judge Pollack denied Carlton's motion for contempt finding that his order did not preclude TLC Beatrice from asserting its affirmative defenses. Carlton did not appeal. By orders dated September 25, 1995, Judge Pollack denied TLC Beatrice's motion to intervene and motion for relief from the Order and Final Judgment. On October 24, 1995, TLC Beatrice filed a Notice of Appeal from such orders to the U.S. Court of Appeals for the Second Circuit. Carlton filed a motion to dismiss the appeal which was denied by the Second Circuit after briefing of the appeal was complete.

     The Second Circuit reversed Judge Pollack by its decision of August 26, 1996, and remanded the matter to Judge Pollack to obtain his views on specific issues and indicated that upon Judge Pollack's decision the same panel of the Second Circuit would hear the appeal on an expedited basis. Further briefing and argument before Judge Pollack on October 26, 1996 resulted in Judge Pollack's denial again of TLC Beatrice's motions. TLC Beatrice appealed and, after an expedited briefing by the parties, oral argument was heard by the Second Circuit on January 24, 1997. No decision has yet been handed down.

     TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, as a result of the above described litigation, is not determinable. The ultimate outcome that may result from these matters may have a material effect on TLC Beatrice's consolidated financial condition and/or results of operations. In addition, under certain circumstances, TLC Beatrice is obligated to reimburse the directors for their share of any judgment and litigation expenses. See Part II,
Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

     TLC Beatrice and its subsidiaries are also involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such other litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no established trading market for the Common Stock. TLC Beatrice has no current intention to list the Common Stock for trading on any securities exchange or on any automated dealer quotation system. The Transfer Agent and Registrar for TLC Beatrice's Common Stock is The Bank of New York, located in New York, New York. On February 28, 1997, there were approximately 50 holders of record of Common Stock.

     On January 17, 1997, the Board of Directors declared a dividend on the Common Stock of $.22 per share, which was paid on February 5, 1997 to holders of record on January 28, 1997. On January 19, 1996, the Board of Directors declared a dividend on the Common Stock of $.11 per share, which was paid on February 15, 1996 to holders of record on February 5, 1996. On January 19, 1996, the Board of Directors also established a policy providing for the payment of dividends not less than annually, subject to the availability of surplus and net profits and further subject to declaration by the Board of Directors. The Board of Directors will make any such determination in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in the Indenture (as defined herein), credit and other agreements, business conditions and other factors. See Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Notes 11 and 13 of the Notes to Consolidated Financial Statements.'

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with Part II, Item
8. 'Financial Statements and Supplementary Data -- Consolidated Financial Statements,' including the Notes thereto, and Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The consolidated financial data for fiscal years 1992 through 1996 have been derived from audited consolidated financial statements. The Company reports its results in U.S. dollars. However, since the

Company's operations are conducted principally in France, Spain and Ireland, fluctuations in the value of currencies in which the Company transacts business in relation to the U.S. dollar may significantly affect the Company's reported results of operations and stockholders' equity.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                   1996          1995          1994          1993          1992
                                                                ----------    ----------    ----------    ----------    ----------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
    Net sales................................................   $2,225,313    $2,072,613    $1,821,670    $1,656,336    $1,664,602
    Cost of sales............................................    1,831,006     1,693,288     1,435,143     1,275,644     1,237,393
    Selling, general and administrative expenses(1)..........      307,777       300,013       314,948       311,901       340,364
    Special charges(2).......................................       --            --            --             8,650        39,943
                                                                ----------    ----------    ----------    ----------    ----------
    Operating income.........................................       86,530        79,312        71,579        60,141        46,902
    Interest income..........................................        8,140         9,372         8,601         9,298        12,501
    Interest expense.........................................      (30,778)      (32,974)      (32,715)      (37,023)      (37,170)
    Other income(3)..........................................          616         7,182        13,729           646         4,627
                                                                ----------    ----------    ----------    ----------    ----------
    Income from operations before income taxes and minority
      interests in earnings..................................       64,508        62,892        61,194        33,062        26,860
    Income taxes(4)..........................................      (17,496)      (20,470)      (35,999)      (19,445)      (29,638)
    Minority interests in earnings...........................      (27,411)      (23,966)      (13,882)      (12,570)      (13,792)
                                                                ----------    ----------    ----------    ----------    ----------
    Income (loss) before extraordinary item..................       19,601        18,456        11,313         1,047       (16,570)
    Extraordinary item, net of tax(5)........................       --            (3,092)       --            --            --
                                                                ----------    ----------    ----------    ----------    ----------
    Net income (loss)........................................   $   19,601    $   15,364    $   11,313    $    1,047    $  (16,570)
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
Net income (loss) per common share:
    Income (loss) before extraordinary item..................   $     2.14    $     2.01    $     1.23    $      .11    $    (1.91)
    Extraordinary item.......................................       --              (.33)       --            --            --
                                                                ----------    ----------    ----------    ----------    ----------
        Net income (loss) per common share...................   $     2.14    $     1.68    $     1.23    $      .11    $    (1.91)
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
OTHER DATA:
    Franprix stores open at end of year(6)...................          416           412           425           424           422
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
    Leader Price stores open at end of year(6)...............          241           206           156           108            59
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------
        Cash dividends per common share......................   $      .11    $   --        $   --        $   --        $      .60
                                                                ----------    ----------    ----------    ----------    ----------
                                                                ----------    ----------    ----------    ----------    ----------

                                                                                              DECEMBER 31,
                                                                       ----------------------------------------------------------
                                                                         1996        1995        1994         1993         1992
                                                                       --------    --------    ---------    ---------    --------
                                                                                         (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
    Working capital (deficiency)....................................   $ 37,439    $ 42,283    $   8,807    $(163,361)   $ 10,853
    Total assets....................................................    781,704     815,575      735,503      756,980     795,871
    Short-term debt and current portion of
      long-term debt................................................     34,095      64,647       87,898      292,485     124,407
    Long-term debt..................................................    229,492     223,308      145,209       29,714     179,177
    Total common stockholders' equity...............................    106,210      97,047       93,222       65,358      86,306

------------

(1) Includes amortization of intangible assets. See Part II, Item 8. 'Financial Statements and Supplementary Data -- Consolidated Financial Statements.'

(2) During 1993, the Company recorded special charges in the amount of $8.7 million for the corporate headquarters located in New York. These charges included a write-off for excess office lease space of $3.0 million and employee severance expense of $5.7 million. During 1992, the Company recorded special charges in the amount of $39.9 million for restructuring charges and special compensation expense. The restructuring charges included write-offs for plant closures of ice cream companies in Belgium and Spain and severance expense for redundant personnel throughout the Company. The write-offs for plant closures and severance expense amounted to $12.4 million and $4.4 million, respectively. Other miscellaneous reorganization charges amounted to $1.0 million. In 1992, the Company paid to Mr. Reginald
    F. Lewis, the Company's then Chairman and Chief Executive Officer, a compensation package consisting of $16.6 million in cash and a $5.5 million demand note bearing interest at a rate per annum equal to the prime rate plus 1%. The demand note was paid in October 1993. The package included $3.0 million per year for the three-year period December 1, 1987 through November 30, 1990 and annual salary, bonus and certain other benefits, commencing December 1, 1990 through December 31, 1992. The total amount of compensation expense recorded as special charges amounted to $22.1 million. The compensation

                                              (footnotes continued on next page)

(footnotes continued from previous page) package for Mr. Lewis was approved by the Board of Directors of the Company by resolution adopted in December 1990. At that time, an issue was raised as to whether any stockholder might claim that the payment of the compensation package was prohibited under the terms of the Stockholders' Agreement. While TLC Beatrice did not believe that such payment was prohibited by the Stockholders' Agreement, the Board of Directors, with the acquiescence of Mr. Lewis, did not obtain advice from outside counsel resolving the issue until late 1992, when, in anticipation of proposed legislative changes in the tax treatment of executive compensation, TLC Beatrice determined to resolve the issue. In December 1992, the Board of Directors sought and obtained advice from outside counsel to the effect that the compensation package was not prohibited under the terms of the Stockholders' Agreement, and the package was paid at that time. These payments were made in late 1992 in anticipation of proposed legislative changes in the tax treatment of executive compensation. In addition, in March 1993, TLC Beatrice obtained a written opinion from outside counsel which concluded that payment of the compensation package to Mr. Lewis did not violate restrictions in the Stockholders' Agreement on certain transactions with holders of 5% or more of the equity securities of TLC Beatrice or an affiliate.

(3) During the year ended December 31, 1995, the Company sold three subsidiaries: Artigel GmbH & Co. Kg, a 70% owned ice cream manufacturer in Germany, and two wholly owned ice cream distributors, Artic S.A. in Belgium and Artic France S.A.R.L. in France. Additionally, the Company ceased operations of its subsidiary, Dairyworld S.A., a Swiss trader of bulk dairy products.The Company recorded pre-tax gains on such sales and dispositions of approximately $10.5 million, which have been included in other income. The Company also recorded charges relating to non-cash exchange losses recorded in compliance with Statement of Financial Accounting Standards ('SFAS') No. 52, 'Foreign Currency Translation,' in the amount of approximately $4.8 million. During 1995, the Company determined that advances from foreign subsidiaries were no longer of a long-term investment nature. Additionally, certain advances were either forgiven in connection with the sale of certain subsidiaries, converted into dividends or settled through other non-cash transactions. Accordingly, the translation adjustments related to these advances, previously included in cumulative translation adjustment, have been included in other income for the year ended December 31, 1995. Also during 1995, the Company sold other investments for approximately $467,000, recorded equity in earnings from minority-owned Leader Price stores of approximately $331,000, and received additional proceeds of $703,000 from the 1994 sale of Choky, S.A., described below, which have been included in other income. During the year ended December 31, 1994 the Company sold four wholly-owned subsidiaries: Premier Is A/S, an ice cream manufacturer in Denmark, Choky S.A. a distributor of powdered drink products in France, Sodialim S.A., an institutional food distributor in France, and Gelati Sanson S.p.A., an ice cream manufacturer in Italy. The Company recorded pre-tax gains on such sales of approximately $12.1 million in 1994, which have been included in other income. The Company recorded after-tax gains on such sales of approximately $3.9 million. Also during 1994, the Company sold other investments for a gain of approximately $1.6 million, which has also been included in other income. During the year ended December 31, 1991, the Company sold its 20% equity investment in its Canadian affiliate and its wholly-owned subsidiary, Maxime Delrue, S.A., a French distributor of juice and other food products. The Company recorded gains on such sales of approximately $4.6 million and $18.8 million in 1992 and 1991, respectively, which have been included in other income.

(4) During 1996, the Company recognized the tax benefit related to the startup losses of its Leader Price operations previously not recognized under SFAS 109 in the amount of $3.7 million. In addition, the Company recognized a tax benefit due to a settlement of a tax audit at its French holding company, TLC France, and the tax benefit from the qualified investments made at its Canary Islands' subsidiary, Interglas, in the amounts of $2.9 million and $2.8 million, respectively. During 1995, the Company favorably concluded a tax audit for its Canary Islands' subsidiary with respect to a tax incentive investment reserve set up in 1991 and qualified investments made from

                                              (footnotes continued on next page)

(footnotes continued from previous page)
    1992 through 1995 related to this reserve which resulted in a reduction in income tax expense of $10.9 million.

(5) During   the  year  ended   December  31,  1995   the  Company  recorded  an
    extraordinary loss of $3.1 million relating to the write-off of certain deferred debt issuance costs and other costs incurred relating to long-term debt repaid prior to maturity. The pre-tax amount of $4.6 million was recorded net of an income tax benefit of $1.5 million.

(6) Includes Company-owned and franchised stores.

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

     Operations of the Company's Food Distribution segment are concentrated in France, and net sales, costs, assets and liabilities of these operations are therefore denominated almost exclusively in French francs. Operations of the Company's Grocery Products segment, however, are located in several European countries, including Spain, Ireland, Belgium, the Netherlands and France. The approximate percentage of the Company's operating income, before special charges, attributable to operations in French francs was 66% in 1996, 59% in 1995 and 67% in 1994. A significant portion of the Company's remaining operating income was attributable to operations denominated in Spanish pesetas, and, to a lesser extent, Irish punts, and, prior to 1995, Italian lira. See Part II, Item
8. 'Financial Statements and Supplementary Data -- Note 17 of Notes to Consolidated Financial Statements.' Unless otherwise indicated, all percentage changes in segment operating results set forth below have been calculated based on local currency amounts.

     Beginning with the year ended December 31, 1995, and as reflected below under ' -- 1995 Compared with 1994,' the Company has redefined the components of its Food Distribution segment to consist of the Company's (i) Franprix network, which consists of Baud, which is the Company's Franprix wholesale operation, and Minimarche, which owns and operates the Franprix and certain of the Leader Price retail stores owned by the Company, and (ii) Leader Price network, which consists of Distribution Leader Price, the Company's Leader Price wholesale operation, and Retail Leader Price, which operates a majority of the Leader Price retail stores owned by the Company. This redefinition differs from the Company's earlier definition of its lines of business for the year ended 1994, which classified the Company's wholesale operations under both the Franprix network and the Leader Price network as one line of business and its retail operations under both the Franprix network and the Leader Price network as another line of business.

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

     During 1994 the Company sold four wholly-owned subsidiaries. In May 1994, the Company sold Choky S.A. ('Choky'), a distributor of powdered drink products in France. In July 1994, the Company disposed of two subsidiaries, Premier Is A/S, ('Premier'), an ice cream manufacturer in Denmark, and Sodialim S.A. ('Sodialim'), an institutional food distributor in France. Gelati Sanson S.p.A. ('Sanson'), an ice cream manufacturer in Italy was sold in September 1994. Choky, Premier, Sodialim and Sanson are referred to collectively as the 'Sold Subsidiaries.' See ' -- 1995 Compared with 1994,' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 3 of Notes to Consolidated Financial Statements.'

RESULTS OF OPERATIONS

     The following table provides information concerning the Company's net sales and operating income, by segment, for fiscal years 1994 through 1996. The approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for such periods are shown in the tables on pages 19 and 21 below.

                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          1996          1995          1994
                                                                       ----------    ----------    ----------
                                                                               (DOLLARS IN THOUSANDS)
Net Sales:
     Food Distribution..............................................   $1,867,568    $1,640,994    $1,356,532
     Grocery Products...............................................      357,745       431,619       465,138
                                                                       ----------    ----------    ----------
          Total Net Sales...........................................   $2,225,313    $2,072,613    $1,821,670
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------
Operating Income:
     Food Distribution..............................................   $   59,055    $   49,995    $   51,653
     Grocery Products...............................................       43,559        42,374        43,354
     Corporate Expenses.............................................      (13,144)      (10,317)      (20,200)
     Amortization of Intangibles(1).................................       (2,940)       (2,740)       (3,228)
                                                                       ----------    ----------    ----------
          Total Operating Income....................................   $   86,530    $   79,312    $   71,579
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------

------------

(1) Includes amortization of 1987 Acquisition goodwill only.

1996 COMPARED WITH 1995

     Net sales were approximately $2.2 billion for the year ended December 31, 1996, an increase of 7% compared to the corresponding period in 1995, or a 10% increase on a local currency basis. Excluding the net sales of the Northern Ice Cream Subsidiaries for the year ended December 31, 1995, net sales would have increased 11%, or 14% on a local currency basis, in 1996 versus 1995. For the three months ended December 31, 1996, excluding the net sales of the Northern Ice Cream Subsidiaries, net sales would have increased 7% or 12% on local currency basis versus the comparable 1995 period. The increase in fourth quarter 1996 versus fourth quarter 1995 net sales was primarily attributed to growth in the Food Distribution Segment as the Grocery Products segment is highly seasonal with the majority of sales occurring in the second and third quarters.

     The Food Distribution segment had net sales for the year ended December 31, 1996 of $1.9 billion, an increase of 14%, or a 17% increase on a local currency basis, over 1995. Wholesale sales to the Franprix network declined by 5%, primarily reflecting a 3% decline in sales to comparative Franprix stores in 1996 versus 1995. Net sales relating to the Leader Price network increased by 42% in 1996 versus 1995, reflecting the additional volume created by the opening of 35 stores between December 31, 1995 and December 31, 1996. The Company anticipates that in 1997 and for the foreseeable future the number of Leader Price store openings will approximate 30 per year; however, no assurance can be given that this number of openings can be achieved. Fourth quarter sales of the Franprix network declined by 2% from the fourth quarter in 1995 while Leader Price network sales increased 29% in the same period 1996 versus 1995.

     The Grocery Products segment had net sales in 1996 of approximately $358 million, a decrease of 17%, or 15% on a local currency basis, over 1995. Excluding the net sales of the Northern Ice Cream Subsidiaries for the year ended December 31, 1995, net sales would have decreased 2% or increased 1% on a local currency basis, in 1996 versus 1995. Increased sales in snack foods and ice cream operations was offset by lower sales in beverage operations. Snack food sales increased 7% due to the full year impact of price increases in the second quarter of 1995. The Company's Spanish ice cream operations, consisting of Interglas S.A. ('Interglas') and Helados La Menorquina S.A. ('La Menorquina'), also experienced sales growth in 1996 versus 1995. Net sales of Interglas increased by 3% due to price increases in ice cream products and increased yogurt sales. Net sales of La Menorquina increased by 5% primarily due to increased distributor and export sales. Beverage operation sales declined 6%, primarily due to unfavorable weather conditions during high selling months, overcapacity in the German market which has resulted in heavy price competition and lower contract filling requirements by major customers.

     Operating income of the Food Distribution segment increased by 18%, or 21% on a local currency basis, in 1996 compared to 1995. Leader Price reported a significant increase in operating income, primarily due to an increase in the number of Leader Price stores from 206 in December 1995 to 241 in December 1996 and improved profitability of previously opened stores. This increase was partially offset by a decline in Franprix's operating income. The shortfall in Franprix's operating income was due to a decline in wholesale sales of 5%, lower gross margins due to price reductions to counter competition in the Paris area and fewer suppliers offering cash discounts for early payment of invoices. For retail operations, operating income was impacted by expenses relating to the adoption of a new Franprix logo, operating losses from a newly opened Franprix store and one-time expenses associated with the closing of an underperforming store. The Company's traditional Franprix supermarkets located in the Paris metropolitan area are experiencing intensified competition from hypermarkets and discount stores. The Company has responded by reducing its prices and developing an updated store design. This trend will continue to negatively affect Franprix operations but is beneficial to the Company's Leader Price discount operations.

     Operating income of the Grocery Products segment increased by 3% or 5% on a local currency basis for the year ended December 31, 1996 compared to 1995. Excluding the Northern Ice Cream Subsidiaries from 1995 results, operating income would have decreased 5%, or 3% on a local currency basis, for 1996 versus 1995. Improved performance of Tayto Ltd. ('Tayto') and Interglas was offset by lower operating income at the Company's beverage operations and at La Menorquina. Tayto, a manufacturer of potato chips and snacks in Ireland, recorded a 2% increase in operating income due to a 7% increase in net sales slightly offset by higher costs associated with Tayto changing to more expensive foil packaging. Interglas reported a 3% increase in operating income due to increased net sales. La Menorquina experienced a 12% decline in operating income primarily due to the recognition in 1995 of previously deferred exchange gains not repeated in 1996. Excluding this one-time gain in 1995, La Menorquina's operating income would have declined by less than 1%, primarily reflecting bad debt expenses relating to the bankruptcy of one client offset by improvements in production processes and purchasing prices of materials. Beverage operations posted a 23% decline in operating income primarily from a drop in earnings at Frisdranken Industrie Winters B.V. ('Winters'), the Company's producer of soft drinks in the Netherlands. The decline in operating income at Winters was attributed to a 10% drop in sales due to unfavorable summer weather conditions, lower gross margin due to competitive pressure in Germany and higher production costs associated with the transition to a new type of can.

     Corporate expenses increased from $10.3 million to $13.1 million in the year ended December 31, 1996 versus the same period in 1995 primarily reflecting an increase of $3.8 million, to $5.8 million, of legal and professional expenses relating to the litigation with Carlton Investments. See Part I, Item 3. 'Legal Proceedings.'

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the year ended December 31, 1996 as compared to the year ended December 31, 1995.


                                                       NET SALES                        OPERATING INCONE
                                           ---------------------------------    ---------------------------------
                                               PERCENT CHANGE                       PERCENT CHANGE
                                              ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                           ----------------------     TOTAL     ----------------------     TOTAL
                                                         EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                           OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                           ----------    --------    -------    ----------    --------    -------
Segment
     Food distribution..................        17%         (3)%        14%         21%          (3)%        18%
     Grocery products...................       (15)         (2)        (17)          5           (2)          3
     Grocery products, excluding
       Northern Ice Cream
       Subsidiaries.....................         1          (3)         (2)         (3)          (2)         (5)
          Total.........................        10          (3)          7          14           (3)         11
          Total, excluding Northern Ice
            Cream Subsidiaries..........        14          (3)         11          10           (3)          7

     Net income for the year ended December 31, 1996 increased by approximately $4.2 million to $19.6 million, compared to $15.3 million in the year ended December 31, 1995. The increase was primarily due to higher operating income of $7.2 million, lower tax expense of $3.0 million, lower net interest expense of $1.0 million and a 1995 reporting of an extrarodinary item of $3.1 million offset by lower other income of $6.6 million and higher reported minority interest in earnings of $3.4 million. The reduction in tax expense was attributable to the recognition of a deferred tax asset, previously not recognized under Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', on the startup losses of the Company's Leader Price operations, the reduction of the statutory tax rate in the Canary Islands and the favorable settlement of a tax audit at the Company's French holding company. These reductions were partially offset by an increase in U.S. tax losses for which no tax benefit is recognized under SFAS No. 109 and a decrease in the tax benefit recognized, as compared to 1995, related to the tax incentive reserves at the Company's Canary Islands' subsidiary Interglas. Other income was lower in 1996 versus 1995 due to the sale in 1995 of three subsidiaries and the recognition of one-time exchange losses. See ' -- 1995 Compared with 1994.'

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

     Operating income of the Grocery Products segment decreased by approximately $1 million to $42 million in 1995 compared to 1994. Excluding Premier, Sanson and the sale of idle property in Puerto Rico from 1994 results, operating income would have increased by 16% on a local currency basis in 1995 versus 1994. Also included in 1994 operating income of the Grocery Products segment was approximately $2 million in accelerated depreciation expenses. La Menorquina and Interglas reported increases in operating income of 28% and 3%, respectively, primarily related to sales increases of 14% and 6%, respectively, greater production efficiencies and better expense controls experienced during 1995 versus the prior year. La Menorquina also benefitted from the recognition of previously deferred exchange gains related to export sales. Offsetting these improvements in such companies' operating profit was a decline in gross margins. Such decline was due at Interglas to increases in raw material prices and higher packaging costs and due at La Menorquina to below average weather in mainland Spain which resulted in lower sales of high margin ice cream novelties. The northern ice cream operations, Artigel and Artic, reported a 1995 loss of $3 million versus a 1994 loss of $5 million. Included in the 1994 net loss was $3.6 million in special bad debt and restructuring charges consisting of severance expense, writeoffs of obsolete inventory and additional plant shut-down expenses. Excluding these special reserves, northern ice cream operating income would have declined by $1.6 million, primarily reflecting a 22% decline in net sales in 1995 versus 1994. Winters experienced a 23% decline in operating income in 1995 versus 1994, primarily due to decreased net sales of 8%, lower margins resulting from increased competition and higher labor and freight costs associated with increased export sales outside Europe.

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

LIQUIDITY AND CAPITAL RESOURCES

     Management believes that the Company's current level of indebtedness, amounting to approximately $264 million at December 31, 1996, of which $230 million represents long-term debt and $34 million represents short-term debt and current portion of long-term debt, is such that no significant restrictions on future earnings or liquidity exist and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company, however, continues to monitor its level of indebtedness.

     Working   capital  financing  is  generally  available  to  each  operating subsidiary of the Company through short-term lines of credit and overdraft facilities from local banks. At December 31, 1996, TLC Beatrice's subsidiaries had lines of credit denominated in local currencies totalling $91 million, of which $74 million remained unused. The Company believes that cash flow from operations combined with local credit facilities are sufficient, in the aggregate, to meet anticipated working capital and capital spending requirements, as well as the Company's debt service requirements for the foreseeable future, including interest payments.

     At December 31, 1996, the Company had working capital of $37.4 million, compared to working capital of $42.3 million at December 31, 1995.

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

     On October 6, 1995, Irish Holdings entered into the Credit Agreement pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) and (b) an amount calculated as follows: 28 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.9 million at the December 31, 1996 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.3 million at the December 31, 1996 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of December 31, 1996, no indebtedness was outstanding under the Credit Agreement.

     For the years ended December 31, 1996, 1995 and 1994, cash provided by operating activities was $74.6 million, $75.8 million and $48.3 million, respectively.

     In the year ended December 31, 1996, cash used in financing activities was $21.3 million, primarily reflecting approximately $37.6 million in repayments of short-term debt offset by $18.4 million in net proceeds from issuance of long-term debt.

     In the year ended December 31, 1995, cash provided by financing activities was $49.3 million, primarily reflecting net proceeds from the issuance of the Notes, offset by the repayments of $136.4 million and $6.4 million of long-term and short-term indebtedness, respectively.

     In 1994, cash used in financing activities was $79.4 million, primarily reflecting the net repayments of short-term indebtedness of $41.2 million and long-term indebtedness of $34.7 million.

     For the year ended December 31, 1996, cash used in investing activities was $76.9 million primarily reflecting disbursements for net capital expenditures.

     For the year ended December 31, 1995, cash used in investing activities was $83.8 million, primarily reflecting disbursements for net capital expenditures of $60.9 million, bond investments relating to the Canary Island tax incentive program (described below) of $10.4 million and equity ownership stakes in Leader Price stores of $8.7 million.

     For the year ended December 31, 1994, cash provided by investing activities was $48.6 million, primarily as a result of the proceeds received from the sale of the Sold Subsidiaries of $87.4 million principally offset by net capital expenditures of $40.5 million.

     The 1996 net capital expenditures of approximately $74.0 million, primarily related to (i) the construction of St. Alban's manufacturing facility in France,
(ii) the construction of a warehouse in Ireland to consolidate Tayto's warehouse operations, (iii) Leader Price store openings and (iv) increased purchases of ice cream cabinets.

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

     The Company estimates its 1997 net capital expenditures will be at approximately $40 million. The Company anticipates that, as in 1996, such expenditures will be applied primarily to the costs of new Leader Price store openings and further expansion of the Company's ice cream sales in Spain. See
Part I, Item 1. 'Business -- Governmental Regulation.'

     Pursuant to certain agreements entered into in 1992, the Company is obligated under certain circumstances to purchase the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price. The agreements provide that prior to June 30, 1997, if certain members of the Baud family cease to hold their management positions with the applicable company and the Company fails to propose and vote in favor of one of certain members of the Baud family as a replacement, the Baud Minority Stockholders have the right to require TLC France to purchase all of the Baud Minority Stockholders' shares pursuant to the Put Right, and TLC France has the right to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price in the event that the Baud Minority Stockholders exercise their put option with respect to the shares of Retail Leader Price. In addition, at any time on or after July 1, 1997 and prior to June 30, 2027, the Baud Minority Stockholders can exercise the Put Right, and TLC France can exercise the Call Right, without restriction. The price to exercise the Put Right is based on a formula calculated at the time of exercise which sets a purchase price at a multiple of the average annual net income per share of Distribution Leader Price and Retail Leader Price, as applicable, for the two fiscal years prior to exercise, with a guaranteed minimum return on the Baud Minority Stockholders' aggregate investment if an option is exercised prior to July 1, 1997. If the Put Right is exercised after July 1, 1997, and as long as the Notes are outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at PIBOR. After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if the Baud Minority Stockholders were to have exercised their Put Right on December 31, 1996, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $143 million. The price to exercise the Call Right is based on the same formula as in the exercise of the Put Right, except that the multiple of average annual net income is higher. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase during the two fiscal years prior to the exercise of such option, as to which no assurance can be given, the purchase price payable upon exercise of the Put Right and the Call Right would increase materially.

     In addition to the foregoing, the Company, including in certain circumstances TLC Beatrice, is a party to separate stockholder agreements with the Other Baud Stockholders and certain other minority stockholders. Certain of these agreements and the by-laws of certain subsidiaries restrict the sale of the minority stockholders' interest or require the Company or the minority stockholders, as the case may be, to offer to sell their shares to the other stockholders prior to selling such shares to a third party and/or require the Company to purchase these interests under certain circumstances. These local minority stockholders have the option to require the Company to purchase their interests in whole or in part at any time. If all of such options were exercised in full, the Company's aggregate purchase obligation is estimated to be approximately $35 million as of December 31, 1996. See Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity
and Capital Resources' and Part II, Item 8. 'Financial Statements and Supplementary Data -- Note 5 of Notes to Consolidated Financial Statements.'

     If any or all of such minority stockholders require the Company to purchase their interest in certain subsidiaries of the Company pursuant to the put rights described above, the Company believes cash flows from operations, together with the Company's potential financing sources, will be sufficient to meet any purchase obligation that may result. No assurance can be given, however, that the Company will be able to satisfy its purchase obligations from these sources.

     As a consequence of the termination of certain long-standing income tax incentives in the Canary Islands as of December 31, 1991, transition rules were promulgated by the Spanish and Canary Island provincial governments. To preserve the tax advantages granted under these prior incentives, the transition rules required investments by TLC Beatrice Canary Islands subsidiary, Interglas, in certain approved investments over the five-year period from 1992 to 1996. A variety of investments were eligible, including productive machinery and equipment and/or local government interest-bearing bonds. Interglas satisfied the last investment required under the transition rules of approximately $8 million entirely from internal cash flow. The Company recognized an income tax benefit of $2.8 million in 1996 due to the satisfaction of this investment requirement.

     In addition, the Canary Islands instituted new tax incentives beginning in 1994. Interglas opted to take advantage of these incentives for its 1994 and 1995 tax years and is required to make qualifying investments of $16.8 million in 1997, $16.8 million in 1998 and $440,000 in 1999. The Company has provided for deferred income taxes on these requirements equal to the 35% tax rate on $34 million, or approximately, $11.9 million, in the event that the required investment obligations are not fulfilled. There can be no assurances that changes in existing Canary Islands tax rules and requirements will not occur or that the Company will be able to make the qualifying investments in the future. By reason of these uncertainties, the Company has recorded the potential full deferred tax liability. If the Company can fulfill these investment requirements, the deferred tax liability may be reversed depending upon the relevant facts and circumstances existing at the time.

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

TAX MATTERS

     TLC Beatrice is presently a personal holding company within the meaning  of
Section 542 of the Internal Revenue Code of 1986, as amended. It could therefore be subject to a special United States federal income tax (in addition to the regular corporate tax) under certain circumstances. If applicable, the additional tax is imposed at a rate of 28% through 1992, and 39.6% thereafter, based on such corporation's taxable income (computed after certain adjustments, including a reduction for capital gains, the regular federal income tax and a limited use of the net operating loss deduction) reduced by certain dividends paid ('undistributed personal holding company income'). For the one-month period ended December 31, 1987 and the nine years ended December 31, 1996, the Company had no undistributed personal holding company income and therefore the tax did not apply.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical matters, the matters discussed in Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' as well as other portions of this Form 10-K, are forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements about future openings of Leader Price stores and changes in rates of growth as a result thereof, results of Franprix, obligations with minority stockholders and the litigation with Carlton Investments. TLC Beatrice wishes to caution the reader that the factors below in some cases have affected and could affect TLC Beatrice's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: governmental regulations relating to new store openings, continued adverse market trends and purchasing habits of consumers living in the Paris metropolitan area which adversely affect Franprix, negotiations and the then-current relationships with minority stockholders, determinations of judicial authorities with respect to the litigation with Carlton Investments and foreign exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

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

                 NAME                                       POSITION                      AGE
---------------------------------------  ----------------------------------------------   ---

Loida Nicolas Lewis....................  Chairman and Chief Executive Officer; Director   54

Reynaldo P. Glover.....................  Executive Vice President, General Counsel and
                                           Assistant Secretary; Director                  53

Peter Offermann........................  Executive Vice President and Chief Financial
                                           Officer                                        52

Dennis P. Jones........................  Executive Vice President, Operations             45

Daniel Jux.............................  President, Food Distribution Division            53

Vincent P. O'Sullivan..................  President, Grocery Products Division             51

Charles Clarkson.......................  Vice President; Secretary; Deputy Counsel        49

Terri L. Pike..........................  Controller                                       34

Rene S. Meily..........................  Vice President, Director of Communications       43

Imelda M. Nicolas......................  Vice President, Training and Development         51

Clifford L. Alexander, Jr..............  Director                                         63

Lee A. Archer, Jr......................  Director                                         73

Dort A. Cameron III....................  Director                                         53

Robert C. deJongh......................  Director                                         50

Anthony S. Fugett......................  Director                                         43

Leslie N. Lewis........................  Director                                         24

James E. Obi...........................  Director                                         54

Ricardo J. Olivarez....................  Director                                         55

Samuel P. Peabody......................  Director                                         72

William H. Webster.....................  Director                                         72

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

     Peter Offermann has been Executive Vice President and Chief Financial Officer of TLC Beatrice since December 1994. Since May 1994, Mr. Offermann has been the President of Offermann Financial, Inc., a financial consulting firm. From 1968 through May 1994, he served in a number of positions with Bankers Trust Company and its affiliates, including as Managing Director of BT Investment Partners, Inc. from October 1992 through May 1994, Managing Director of BT Securities Corporation from October 1991 through October 1992, and Managing Director of

Bankers Trust Company from 1986 through September 1991. Mr. Offermann is a director of Jan-Bell Marketing, Inc. and National Auto Finance Company, Inc.

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

     Charles Clarkson has been Vice President, Secretary and Deputy Counsel of TLC Beatrice since July 1996. From July 1994 to July 1996 he was Secretary and Counsel of TLC Beatrice. From April 1993 to July 1994, he was Assistant Secretary and Counsel of TLC Beatrice. From March 1993 through January 1994, he also served as a consultant to TLC Beatrice. From May 1990 through March 1993, Mr. Clarkson was on a leave of absence from TLC Beatrice. He was Assistant Secretary of TLC Beatrice from April 1990 to October 1990 and Secretary of TLC Beatrice from August 1987 to April 1990. Mr. Clarkson was a partner of the law firm Lewis & Clarkson or its successor from 1979 until May 1990.

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

     Imelda M. Nicolas has been Vice President, Training and Development of TLC Beatrice since January 1996. From March 1994 through January 1996 she served as Assistant to the Chairman of TLC Beatrice. Since 1993 she has been Chairperson of the National Commission of Women for the Philippines. From 1986 through 1992 she was a presidential assistant in the Office of the President of the Philippines under President Corazon C. Aquino. She is the sister of Loida Nicolas Lewis and the aunt of Leslie N. Lewis.

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

     Leslie N. Lewis has been a director of TLC Beatrice since December 1991. Beginning in 1991, Ms. Lewis attended Harvard University, from which she graduated in 1995. She has held summer analyst positions at McKinsey & Co. during the summer of 1994, TLC Beatrice during the summer of 1993 and at Lion Advisors, L.P. during the summer of 1992. She is a daughter of Loida Nicolas Lewis and a niece of Imelda M. Nicolas and Anthony S. Fugett.

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

     William H. Webster has been a director of TLC Beatrice since May 24, 1996. Since September 1991, Mr. Webster has been a partner with the law firm of Milbank, Tweed, Hadley & McCloy. From May 1987 through September 1991, Mr. Webster served as Director of Central Intelligence. From February 1978 through May 1987, Mr. Webster served as Director of the Federal Bureau of Investigation. Mr. Webster is a director of Anheuser-Busch Companies, Inc., Maritz Inc., Pinkerton, Inc. and Next Wave Telecom, Inc.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation paid by TLC Beatrice to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated individuals serving as executive officers of the Company at the end of 1996 (collectively, the 'Named Executives'), for services rendered in all capacities to TLC Beatrice during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                        ANNUAL COMPENSATION              ----------------
                                            -------------------------------------------     SECURITIES
                                                                        OTHER ANNUAL        UNDERLYING        ALL OTHER
   NAME AND PRINCIPAL POSITION     YEAR     SALARY($)      BONUS($)   COMPENSATION($)    OPTIONS/SARS (#)  COMPENSATION($)
---------------------------------- ----     ----------     --------  ------------------  ----------------  ----------------

Loida Nicolas Lewis                1996      1,000,000      750,000        --                  80,000            4,750(2)
  Chairman of the Board            1995         --          750,000        --                 --               --
  and Chief Executive              1994         --            --           --                 --               --
  Officer(1)
Dennis P. Jones                    1996        250,000      187,500        --                  80,000            4,750(2)
  Executive Vice President,        1995        250,000      155,000        --                 --                 4,620(2)
  Operations                       1994        195,000      101,250        --                 --                 4,620(2)
Peter Offermann                    1996        300,000      120,000        --                  80,000            4,750(2)
  Executive Vice President and     1995        240,000      150,000        --                 --                 1,072(2)
  Chief Financial Officer(3)       1994         10,239       40,000        --                 --               --
Reynaldo P. Glover                 1996        275,000      110,000        --                  80,000            4,750(2)
  Executive Vice President,        1995        275,000      115,000        --                 --                 4,620(2)
  General Counsel and Assistant    1994        232,500      140,000        --                 100,000(4)         4,620(2)
  Secretary; Director(5)
Vincent P. O'Sullivan              1996        262,566      121,006(6)     --                  35,000          --
  President, Grocery Products      1995        241,618      159,270        --                 --               --
  Division and Managing Director,  1994        231,333       86,724        --                 --               --
  Tayto, Ltd.

------------

(1) Loida Nicolas Lewis became Chairman of TLC Beatrice effective February 1, 1994 and Chief Executive Officer on July 27, 1994. She did not receive any salary or bonus for her services to TLC Beatrice in 1994 and only received a bonus for 1995. Mrs. Lewis did, however, receive compensation from TLC Group, L.P. in the amount of $1 million in each of 1995 and 1994. TLC
    Beatrice paid TLC Group an annual fee of $1 million pursuant to the Stockholders' Agreement in each of 1994 and 1995. Commencing January 1, 1996, Mrs. Lewis has been compensated as an employee of TLC Beatrice and has not received compensation from TLC Group, L.P. See Part III, Item 13. 'Certain Relationships and Related Transactions.'

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

(5) Mr. Glover is of counsel to the law firm Rudnick & Wolfe, which has been and continues to be retained by TLC Beatrice to perform legal services on behalf of TLC Beatrice. TLC Beatrice paid fees to Rudnick & Wolfe of approximately $248,000 in 1994 and approximately $1,283,000 in 1995 and approximately $521,000 in 1996. In addition, prior to July 1994, Mr. Glover was a general partner of Miller, Shakman, Hamilton, Kurtzon and Schlifke, a law firm which was retained by TLC Beatrice to perform substantial services in 1994. The fees paid to Miller, Shakman, Hamilton, Kurtzon and Schlifke and Mr. Glover for legal services in 1994 were approximately $147,000. See Part III, Item
    13. 'Certain Relationships and Related Transactions.'

(6) Reflects Mr. O'Sullivan's bonus for services as Managing Director of Tayto. The amount of bonus earned for 1996 as President of TLC Beatrice's Grocery Products Division has not been determined because it was not calculable as of the date of this Report. In accordance with the Securities and Exchange Commission's rules on executive compensation, these amounts will be included for such year in TLC Beatrice's Annual Report on Form 10-K for the year ended December 31, 1997.

     The following table contains information regarding grants of stock options and SARs made to the Named Executives in 1996.

                           OPTION/SAR GRANTS IN 1996

                                                         INDIVIDUAL GRANTS
                                        ----------------------------------------------------
                                                       PERCENT
                                                         OF
                                          NUMBER        TOTAL
                                            OF        OPTIONS/
                                        SECURITIES      SARS                                    POTENTIAL REALIZABLE VALUE AT
                                        UNDERLYING     GRANTED                                  ASSUMED ANNUAL RATES OF STOCK
                                         OPTIONS/        TO                                     PRICE APPRECIATION FOR OPTION
                                           SARS       EMPLOYEES    EXERCISE OR                             TERM(3)
                                          GRANTED      IN 1996     BASE PRICE     EXPIRATION   -------------------------------
                 NAME                     (#)(1)         (%)      ($/SHARE)(2)       DATE          5% ($)          10% ($)
--------------------------------------  -----------   ---------   -------------   ----------   --------------   --------------

Loida Nicolas Lewis...................     80,000         14         $ 25.00        1/19/06       1,257,789        3,187,485
Dennis P. Jones.......................     80,000         14           25.00        1/19/06       1,257,789        3,187,485
Peter Offermann.......................     80,000         14           25.00        1/19/06       1,257,789        3,187,485
Reynaldo P. Glover....................     80,000         14           25.00        1/19/06       1,257,789        3,187,485
Vincent P. O'Sullivan.................     35,000          6           25.00        1/19/06         550,283        1,394,525

------------

(1) All options granted in 1996 were granted under the 1996 Stock Option Plan (as defined below). For a summary of the terms of such options, see the discussion under ' -- 1996 Long Term Incentive Stock Option Plan.'

(2) The exercise price per share of the options granted was equal to the fair market value of the Common Stock of the date of grant, as determined by the Board of Directors.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation, mandated by rules promulgated by the Securities and Exchange Commission, of 5% and 10% compounded annually from the date the respective options were granted to their expiration date, and are not intended to forecast possible future appreciation, if any, in the price of the Company's Common Stock. The gains shown are net of the option exercise price, but do not include deductions for federal or state income taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the exercise of the stock options will depend on the future performance of the Common Stock, the optionholder's continued employment through the option period and the date on which the options are exercised.

     The following table sets forth information regarding stock options and SARs held by the Named Executives as of the end of 1996.

                  AGGREGATED OPTION/SAR EXERCISES IN 1996 AND
                        YEAR-END 1996 OPTION/SAR VALUES

                                                                         NUMBER OF
                                                                         SECURITIES
                                                                         UNDERLYING         VALUE OF UNEXERCISED
                                                                        UNEXERCISED             IN-THE-MONEY
                                                                        OPTIONS/SARS            OPTIONS/SARS
                                                                     AT FISCAL YEAR-END      AT FISCAL YEAR-END
                                          SHARES                            (#)                    ($)(1)
                                         ACQUIRED        VALUE       ------------------     --------------------
                                        ON EXERCISE     REALIZED        EXERCISABLE/            EXERCISABLE/
                NAME                        (#)           ($)          UNEXERCISABLE           UNEXERCISABLE
------------------------------------    -----------     --------     ------------------     --------------------

Loida Nicolas Lewis.................       --             --               0/80,000                  0/0
Dennis P. Jones.....................       --             --               0/80,000                  0/0
Peter Offermann.....................       --             --               0/80,000                  0/0
Reynaldo P. Glover..................       --             --              0/130,000(2)               0/0
Vincent O'Sullivan..................       --             --               0/35,000                  0/0

------------

(1) There is no trading market for the Common Stock. However, based on management's belief that the fair market value of the Common Stock is $25.00 per share, TLC Beatrice believes that the SARs and stock options held by the Named Executives were not in-the-money on December 31, 1996.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(2) Represents securities underlying 50,000 SARs and 80,000 stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Compensation Committee of the Board of Directors (the 'Compensation Committee'). During 1996, the members of the Compensation Committee were Anthony S. Fugett, James E. Obi and Lee A. Archer, Jr.

     During 1996, none of the members of the Compensation Committee was an officer or employee of TLC Beatrice or any of its subsidiaries or a former officer of TLC Beatrice or any of its subsidiaries.

EMPLOYMENT AND OTHER AGREEMENTS

     The Company is a party to employment agreements with Reynaldo P. Glover, Peter Offermann, Daniel Jux and Vincent P. O'Sullivan. Mr. Glover's employment agreement commenced August 1, 1994 and can be terminated by Mr. Glover upon at least six months' prior written notice or by TLC Beatrice, with or without cause, effectively immediately upon written notice. Under such agreement, Mr. Glover receives a base salary of $275,000 per annum and an annual performance bonus determined in accordance with TLC Beatrice's management incentive plan. TLC Beatrice paid Mr. Glover an additional one-time signing payment of $100,000 in 1994. Pursuant to his employment agreement, Mr. Glover also received (subject to vesting) 100,000 SARs in 1994 with an exercise price of $30.00 per share under the TLC Beatrice Stock Incentive Plan (the '1992 Plan'). Twenty-five thousand of these SARs vested in each of 1994 and 1995 and the remaining SARs were cancelled in 1996 upon the adoption of the TLC Beatrice 1996 Long Term Incentive Stock Option Plan. See ' -- 1996 Long Term Incentive Stock Option Plan.' The outstanding SARs will become exercisable for a period of 90 days either upon a Change of Control (as defined in the 1992 Plan) or, at TLC Beatrice's option, when Mr. Glover leaves TLC Beatrice. Mr. Glover is also eligible to participate in TLC Beatrice's benefit plans offered generally to executive employees and is eligible for certain other fringe benefits. Upon termination by TLC Beatrice, other than for cause, Mr. Glover is entitled to receive two years' base pay if terminated in the first year, eighteen months' base pay if terminated in the second year and one years' base pay if terminated in the third year or later, such amounts in all cases to be paid on a monthly basis.

     Mr. Offermann's employment agreement commenced January 1, 1997 and terminates on January 1, 2000, except that on the first and each succeeding anniversary of such employment agreement, the employment agreement shall be extended for one year unless notice of termination is given by Mr. Offermann or TLC Beatrice prior to such anniversary date. Under such agreement, Mr. Offermann receives a base salary of $300,000 and an annual performance bonus in accordance with TLC Beatrice's Annual Incentive Plan (as defined herein), targeted at not less than forty percent of base salary. See ' -- Employee Benefit Plans.' Mr. Offermann is also eligible to participate in TLC Beatrice's benefit plans offered generally to executive employees. Upon termination by TLC Beatrice, other than for cause, Mr. Offermann is entitled to receive (i) base salary for twenty-four months or through the conclusion of the term of his agreement, whichever is longer, (ii) an amount equal to the pro rata target bonus for the year in which he is terminated (the 'Pro Rata Amount') and (iii) an additional payment to be paid on a date mutually agreed by Mr. Offermann and TLC Beatrice (not to exceed eighteen months after termination) equal to the Pro Rata Amount. In the event of a change of control (as defined in the employment agreement), Mr. Offermann may, at his option, upon thirty days written notice, given within one hundred eighty days following the change of control, terminate the employment agreement and receive the amount he would be entitled to had he been terminated other than for cause.

     Mr. O'Sullivan has separate employment agreements with TLC Beatrice and Tayto. Mr. O'Sullivan's employment agreement with TLC Beatrice commenced January 1, 1994 and can be terminated by Mr. O'Sullivan upon at least six months' prior written notice or by TLC Beatrice, with or without cause, immediately upon written notice. Under such agreement, Mr. O'Sullivan receives a base salary of $110,000 per annum and an annual performance bonus determined in accordance with TLC Beatrice's management incentive plan. Under such agreement, Mr. O'Sullivan waived coverage under all fringe benefit programs maintained or offered by TLC Beatrice to its employees except the Beatrice International Pension Plan and those benefits provided for specifically in his employment agreement. Upon termination, other than for cause, Mr. O'Sullivan is entitled to receive regular salary and bonus for a period equal to the number of full months that elapse following December 31, 1993 and prior to termination during which Mr. O'Sullivan served as President of the Grocery Products Division, up to a maximum of 30 months.

     Mr. O'Sullivan's employment agreement with Tayto commenced January 1, 1994, and has a three-year term which can be extended until Mr. O'Sullivan reaches age
65. Such agreement can be terminated by Mr. O'Sullivan upon at least six months' prior written notice or by Tayto, with or without cause, upon thirty days' prior written notice. Under such agreement, Mr. O'Sullivan receives a base salary of 92,040 Irish pounds per annum and an annual performance bonus in accordance with TLC Beatrice's management incentive plan. Under such agreement, Mr. O'Sullivan is eligible to participate in the Tayto Ltd. Non-Contributory Pension Plan, and is entitled to certain fringe benefits. Upon termination other than for cause or following six months' prior written notice of termination by Mr. O'Sullivan following a change in control (as defined in such agreement), Mr. O'Sullivan is entitled to receive his current base salary and target bonus for the unexpired term of such agreement.

     Mr. Jux has an employment agreement with TLC France, which commenced September 1, 1988 and is terminable at any time, with or without cause, by either TLC France or Mr. Jux upon six months' prior notice. Mr. Jux receives base salary of 1,350,000 French Francs per annum plus an annual performance bonus of up to 60% of base salary, the exact amount depending on the achievement of certain financial and other objectives established each year by the Company. In addition, Mr. Jux is entitled to participate in the retirement and insurance plans of TLC France and is eligible for certain other customary fringe benefits. Upon termination, other than for serious professional misconduct, Mr. Jux is entitled to a lump-sum payment equal to six months' base salary.

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

     The normal form of payment under BIPP is a life annuity if the participant is unmarried, or a 50% joint and survivor annuity, if married. There are, however, optional forms of payment available, including other joint and survivor annuities, and a life annuity with a guaranteed payment period of up to fifteen years. The Code imposes a limitation on the benefits that may be paid under BIPP as of January 1, 1989. The amount of annual compensation which could be taken into account for benefit plan purposes in 1996, 1995 and 1994 was $150,000. The Company has a non-qualified supplemental pension plan to provide benefits that participants would have been entitled to receive under BIPP were it not for these and other limitations.

                               PENSION PLAN TABLE

                                                                      YEARS OF SERVICE
                                                  --------------------------------------------------------
REMUNERATION                                         15          20          25          30          35
-----------------------------------------------   --------    --------    --------    --------    --------

$125,000.......................................   $ 24,542    $ 32,723    $ 40,904    $ 49,084    $ 57,663
 150,000.......................................     30,167      40,223      50,279      60,334      70,788
 175,000.......................................     35,792      47,723      59,654      71,584      83,913
 200,000.......................................     41,417      55,223      69,029      82,834      97,038
 225,000.......................................     47,042      62,723      78,404      94,084     110,163
 250,000.......................................     52,667      70,223      87,779     105,334     123,288
 300,000.......................................     63,917      85,223     106,529     127,834     149,538
 400,000.......................................     86,417     115,223     144,029     172,834     202,038
 450,000.......................................     97,667     130,223     162,779     195,334     228,288
 500,000.......................................    108,917     145,223     181,529     217,834     254,538

     Based on estimated Social Security benefit levels, the table reflects annual benefit payments under BIPP and the non-qualified supplemental pension plan in the form of a straight life annuity to participants at specified annual salary levels and with specified lengths of service under BIPP. BIPP provides that (i) the definition of the term 'final average monthly earnings' for purposes of that plan includes earnings through the month of termination, (ii) the reduction factors for early retirement and deferred pensions are 6% for each year between ages 55 and 60 and (iii) no reduction factors apply above age 60 or above age 55 if the sum of the participant's age and years of service is at least 90. At December 31, 1996, Mr. Jones had 18 years of credited service, Mr. O'Sullivan had three years of credited service, Messrs. Glover and Offermann each had two years of credited service and Mrs. Lewis had one year of credited service for purposes of BIPP.

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

     Beatrice International Savings Plan. The Beatrice Companies, Inc.'s Board of Directors approved the establishment of the Beatrice Employee Savings Trust (the 'Prior Plan'), which became effective July 1, 1984. Effective as of December 1, 1987, TLC Beatrice established the Beatrice International Savings Plan ('BISP') for the benefit of its employees and retirees, and those of Participating Employers, who were employees and retired employees of Beatrice International Food Company and who participated or were eligible to participate in the Prior Plan. Other salaried and hourly employees of the Company and Participating Employers (and part-time employees who have completed a year of service with the Company or a Participating Employer) are also eligible to participate in BISP if they so elect. BISP is designed to qualify under Sections 401(a) and 401(k) of the Code as a profit-sharing plan. BISP allows participants to defer up to 17% of their eligible compensation on a pre-tax basis, except that pre-tax contributions were limited to $9,500 for 1996 and $9,240 for 1995 and 1994 to conform with the Tax Reform Act of 1986. Subject to certain limitations, the BISP also permits participants to make after tax contributions. TLC Beatrice and Participating Employers make matching contributions of 50% of the amount of salary deferral and after-tax contributions (up to 6% of compensation) elected by a BISP participant.

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

     During 1996, TLC Beatrice made contributions to BISP on behalf of Mrs. Lewis, Messrs. Jones, Offermann and Glover in the amount of $4,750 each.

     Management Incentive Plan. Certain members of TLC Beatrice's eligible senior management employees, as approved by the Chairman and Chief Executive Officer, participate in TLC Beatrice's Management Incentive Plan ('MIP'). Certain other members of management participated at the discretion of officers named in MIP. Participants in MIP earned annual bonuses based upon (i) the yearly financial performance of the business unit of the Company for which they performed services, as compared with the financial targets set for it by members of TLC Beatrice's management; and (ii) individual performance, as compared with individual performance goals developed jointly by participants and their supervisors. The maximum bonus that could be earned under MIP varied from 85% of a participant's base salary (for the most highly compensated participants) to 25% of a participant's base salary (for the least highly compensated participants). Base salary meant gross earnings before BISP deferrals for the applicable year, excluding MIP bonuses, long-term incentive awards, overbase allowances, imputed income from fringe benefit plans and non-recurring payments such as moving expenses. The criteria used in developing financial targets included the operating earnings, cash flow and return on total capital for the business unit of the participant. Individual performance goals included both quantifiable and non-quantifiable criteria and incorporated specific objectives, plans of action and timetables for accomplishment. The Chairman and Chief Executive Officer could, prior to the end of the applicable year, change financial targets or individual performance goals.

ANNUAL INCENTIVE PLAN

     On January 19, 1996, the Board of Directors of TLC Beatrice established the TLC Beatrice 1996 Annual Incentive Plan (the 'Annual Incentive Plan') for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, managers and other key employees of TLC Beatrice's New York based corporate staff. Each participant's award under the Annual Incentive Plan for any fiscal year is based on the Company's financial performance as well as, where appropriate, the participant's own individual performance. The Annual Incentive Plan is administered by the Compensation Committee.

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

     The maximum amount of funds made available by the Company for the purpose of making awards under the Annual Incentive Plan in any fiscal year (the 'Maximum Available Awards Fund') is the aggregate amount of all Individual Target Awards established at the commencement of the fiscal year (the 'Incentive Award Pool') multiplied by a percentage based on the Company's Actual Earnings as compared to Target Earnings for such fiscal year. Depending on Actual Earnings, the Maximum Available Awards Fund in any fiscal year may equal from 0% to 150% of the Incentive Award Pool. In years in which the Company's Actual Earnings meet or exceed 80% of the Target Earnings, the Chief Executive Officer and the Compensation Committee also have discretion to make available to the Chief

Executive Officer an additional discretionary bonus pool of an amount equal to up to 25% of the Incentive Award Pool, which amount is payable at the discretion of the Chief Executive Officer to any one or more employees as an additional bonus to any bonus otherwise payable under the Annual Incentive Plan, based on other performance measures that are deemed appropriate. The amount of the award paid to each participant is equal to such participant's proportionate share (based on his or her Individual Target Award) of the Maximum Available Awards Fund, subject to adjustment by the Compensation Committee.

1996 LONG TERM INCENTIVE STOCK OPTION PLAN

     On January 19, 1996, TLC Beatrice established the TLC Beatrice 1996 Long Term Incentive Stock Option Plan (the '1996 Stock Option Plan') to promote the long-term financial performance of TLC Beatrice by attracting, retaining and motivating Key Employees (as defined in the 1996 Stock Option Plan) and Consultants (as defined in the 1996 Stock Option Plan). The Board of Directors administers the 1996 Stock Option Plan, which provides for the grant of options with respect to a maximum of 750,000 shares of Common Stock. Each Key Employee and Consultant may receive options to purchase a maximum of 100,000 shares of Common Stock under the 1996 Stock Option Plan in any calendar year, as determined by the Board of Directors. The exercise price for an option granted pursuant to the 1996 Stock Option Plan which is intended to meet the requirements of Section 422(b) of the Code (an 'ISO'), which may be granted only to a Key Employee, cannot be less than 100% (or 110% in certain cases) of the fair market value (as calculated in accordance with the 1996 Stock Option Plan) of a share of Common Stock on the date the ISO is granted. The exercise price for each non-ISO option granted pursuant to the 1996 Stock Option Plan (a 'NQSO'), which may be granted to either a Key Employee or a Consultant, shall be determined by the Board of Directors on the date that the NQSO is granted. Each option granted under the 1996 Stock Option Plan shall be evidenced by a stock option agreement between the Key Employee or Consultant, as the case may be, and TLC Beatrice, which agreement may contain additional terms not inconsistent with the 1996 Stock Option Plan.

     Each option granted under the 1996 Stock Option Plan shall become exercisable, in full or in part, as the Board of Directors determines, provided that no option may become exercisable prior to the later of the listing of the Common Stock on any national securities exchange or interdealer quotation system or thirty months from the grant of such option except options granted to an optionee whose ISO or NQSO is subject to the taxation laws of the Netherlands or Belgium, in which case such options shall be exercisable immediately upon granting. The Board of Directors may postpone the exercise of an option in order to (i) effect or maintain registration or qualification of the 1996 Stock Option Plan, or Common Stock issuable thereunder, under any applicable securities law,
(ii) take any action required to comply with restrictions incident to the listing on any securities exchange of, or the maintenance of a public market for, the Common Stock or (iii) determine that the actions described in (i) or
(ii) need not be taken. No postponement of the exercise of an option granted under the 1996 Stock Option Plan will extend the termination or expiration date of such option. In the event of a Change of Control (as defined in the 1996 Stock Option Plan) of TLC Beatrice, any unvested options shall become fully vested and immediately exercisable.

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

     On  January  19,  1996, the  Board  of  Directors of  TLC  Beatrice granted non-qualified options with respect to 563,000 shares of Common Stock to seventeen Key Employees under the 1996 Stock Option Plan. Pursuant to the stock option agreements related to these grants, these options will become exercisable in accordance with the 1996 Stock Option Plan at an exercise price of $25 per share, provided that such options may not be exercised until the option holders have completed seven years of employment with the Company from the date of such grants. These stock option agreements also provide that notwithstanding a Key Employee's length of employment, (i) options held for thirty months from the date of grant become exercisable immediately for up to 50% or 100% of the underlying shares if the five-day public market average closing price of the Common Stock exceeds $40 or $50, respectively. In addition, if there is not a public market for the Common Stock as of February 1, 2000, then (a) option holders will be entitled to buy out rights with respect to 50% or 100% of the underlying shares if the fair market value of the Common Stock is at least $40 or $50, respectively, at a purchase price per share equal to the excess of the fair market value over the exercise price, not to exceed $25, (b) the Company will be entitled to purchase 100% of the underlying shares at a purchase price per share of $1 if the fair market value of the Common Stock is less than $40 and (c) the Company will be entitled to terminate such agreements if the fair market value of the Common Stock is less than the exercise price.

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

BEATRICE INTERNATIONAL FOOD COMPANY SEVERANCE POLICY

     TLC Beatrice maintains  the Beatrice International  Food Company  Severance
Policy (the 'Policy') for eligible employees who are not exempt under the Federal Fair Labor Standards Act and are employed on a full-time basis at TLC Beatrice's corporate headquarters (the 'Covered Employees'). TLC Beatrice may, in its sole discretion, extend the policy to non-exempt persons employed by one or more of its divisions or subsidiaries. Severance benefits are available to employees who are unemployed following termination without cause or resignation with good reason. TLC Beatrice may, in its sole discretion, award severance pay to an employee terminated for poor job performance or may classify any termination as a 'special situation separation' and establish a separate severance policy. Covered Employees who become unemployed because of death, disability or misconduct are not eligible for benefits under the Policy. A Covered Employee who is bonus eligible and is in salary grade 14 or above is entitled to an amount equal to (i) one year's base salary at the highest annual rate in effect during the three-year period prior to termination of employment and (ii) his target bonus under the bonus plan in effect at the date of termination. A Covered Employee who is not bonus eligible or is in salary grade 15 or below is entitled to an amount equal to nine months' base salary at the highest annual rate in effect during the three-year period prior to termination of employment. Benefits are paid on a schedule determined by TLC Beatrice. If an employee is entitled to receive severance pay benefits, he is entitled to continue receiving basic health and welfare plan benefits until the earliest of
(i) the date the Covered Employee is covered by another employer's plan, (ii) the date that is six months after a Covered Employee receives a severance payment in a lump sum or (iii) the date the Covered Employee ceases to receive severance pay installments. In 1995 and 1994, excluding termination agreements with certain of TLC Beatrice's former executive officers (see ' -- Employment and Other Agreements'), accruals in the amount of $600,000 and $700,000, respectively, were set up for severance payments to be made in 1994 through 1996 under the Policy.

COMPENSATION OF DIRECTORS

     Directors who are employees of TLC Beatrice do not receive any special compensation for their services as directors. During 1996 each outside director of TLC Beatrice was paid an annual fee of $20,000 and a fee of $1,200 plus travel-related expenses for each meeting of the Board of Directors or committee of the Board of Directors attended.

     In July 1996, the Special Litigation Committee was formed to investigate allegations made by Carlton. See Part I, Item 3. 'Legal Proceedings.' Mr. Webster and Mr. Alexander were appointed to that committee and, each received compensation of (i) $50,000 to oversee the committee and (ii) $1,200 for each meeting of the Special Litigation Committee attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of February 28, 1997, certain information with respect to the beneficial ownership of shares of Common Stock of TLC Beatrice of all persons known by TLC Beatrice to own beneficially 5% or more of the outstanding shares of Common Stock. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated. All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based on information furnished by the persons listed or otherwise known to TLC Beatrice.

                                                                         AMOUNT AND NATURE
                           NAME AND ADDRESS                                OF BENEFICIAL           PERCENTAGE OF
                         OF BENEFICIAL OWNER                                 OWNERSHIP               CLASS(1)
----------------------------------------------------------------------   -----------------         -------------

Estate of Reginald F. Lewis ..........................................       4,378,260(2)              47.91%
  c/o TLC Beatrice International Holdings, Inc.
  9 West 57th Street
  New York, NY 10019
Loida Nicolas Lewis ..................................................       4,478,260(2)(3)           49.00%
  c/o TLC Beatrice International Holdings, Inc.
  9 West 57th Street
  New York, NY 10019
Leslie N. Lewis ......................................................       4,378,260(2)(4)           47.91%
  c/o TLC Beatrice International Holdings, Inc.
  9 West 57th Street
  New York, NY 10019
Carlton Investments ..................................................       2,018,891(5)              22.09%
  c/o CS Manager Corporation
  844 Moraga Drive
  Los Angeles, CA 90049
MAC & Company ........................................................       1,432,092(6)              15.67%
  P.O. Box 360796M
  Pittsburgh, PA 15251
Cede & Co. ...........................................................              --(7)             --
  Box 20
  Bowling Green Station
  New York, New York 10004
Baupost Entities .....................................................         496,035(8)               5.43%
  44 Brattle Street
  Cambridge, Massachusetts 02238

------------

(1) At  February  28,  1997,  there  were  9,138,465  shares  of  Common   Stock
    outstanding.

(2) Loida Nicolas Lewis, the wife of the late Reginald F. Lewis, and Leslie N. Lewis are the co-executrices of the Lewis Estate. Joint voting and dispositive power with respect to the shares held by the Lewis Estate are held by Loida Nicolas Lewis and Leslie N. Lewis. Accordingly, Loida Nicolas Lewis and Leslie N. Lewis may be deemed to have shared power to vote and shared investment power with respect to the 4,378,260 shares owned by the Lewis Estate. Loida Nicolas Lewis, her two children, Leslie N. Lewis and Christina S.N. Lewis, and The Reginald F. Lewis Foundation, Inc. are among the beneficiaries of the Lewis Estate.

    In addition, Loida Nicolas Lewis owns directly 100,000 shares of Common Stock of TLC Beatrice.

    Not included in the figures in the table are (i) an additional 100,000 shares of Common Stock of TLC Beatrice owned directly by a trust for the benefit of Leslie N. Lewis, of which Carolyn E. Fugett, her grandmother, is trustee, with sole power to vote and sole investment power with respect to such shares and (ii) an additional 100,000 shares of Common Stock of TLC Beatrice owned directly by a

                                              (footnotes continued on next page)

(footnotes continued from previous page) trust for the benefit of Christina S.N. Lewis, of which Carolyn E. Fugett, her grandmother, is trustee, with sole power to vote and sole investment power with respect to such shares.

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

(7) Cede & Co. is the record holder of 1,046,505 shares, or 11.45%, of the outstanding Common Stock, including 496,035 shares which are believed to be beneficially owned by the Baupost Entities. See Note (8). The remaining shares of Common Stock owned of record by Cede & Co. are believed to be held by Cede & Co. as a nominee for various beneficial owners of Common Stock, none of which are believed to own and/or control more than 5% of TLC Beatrice's Common Stock.

(8) The Baupost Entities include Baupost Partners, a general partnership ('Baupost Partners'), The Baupost Group, Inc. ('Baupost Group') and certain affiliated persons and entities. TLC Beatrice has been advised that Baupost Partners is the managing general partner of two limited partnerships (the 'Baupost Partnerships') which together own 327,935 shares of Common Stock of TLC Beatrice. Baupost Group is a managing general partner of Baupost Partners and also an investment adviser to an investment company registered under the Investment Company Act of 1940 (the 'Baupost Fund') which owns 168,000 shares of Common Stock of TLC Beatrice. Seth A. Klarman is a managing general partner of Baupost Partners and the president and majority shareholder of Baupost Group. By virtue of their voting and/or dispositive power with respect to the shares of Common Stock held by the Baupost Partnerships and the Baupost Fund, Baupost Group and Seth A. Klarman may each be deemed to be the beneficial owner of the 496,035 shares of Common Stock held by the Baupost Entities.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth, as of February 28, 1997, certain information with respect to the beneficial ownership of shares of Common Stock of TLC Beatrice by the Named Executives, each director individually who beneficially owns shares of Common Stock, and all directors and executive officers of TLC Beatrice as a group.

                                                                      AMOUNT AND NATURE
                                                                        OF BENEFICIAL             PERCENTAGE OF
                     NAME OF BENEFICIAL OWNER                             OWNERSHIP                 CLASS(1)
-------------------------------------------------------------------   -----------------           -------------

Loida Nicolas Lewis................................................       4,478,260(2)(3)             49.00%
Dennis P. Jones....................................................        --                        --
Peter Offermann....................................................        --                        --
Reynaldo P. Glover.................................................        --                        --
Vincent P. O'Sullivan..............................................        --                        --
Leslie N. Lewis....................................................       4,378,260(2)(4)             47.91%
All Directors and Executive Officers as a Group....................       4,485,670(5)                49.09%

------------

(1) At  February  28,  1997,  there  were  9,138,465  shares  of  Common   Stock
    outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 19, 1996 TLC Holdings, which was 100% owned by the Lewis Estate and directly owned 4,300,000 shares of Common Stock formerly held by TLC Partners, which was dissolved on such date, and an additional 34,000 shares of Common Stock, was merged with TLCB Acquisition Corp. ('TLCB'), a newly formed wholly owned subsidiary of TLC Beatrice, with TLC Holdings being the surviving corporation. Subsequent to the merger of TLC Holdings with TLCB, TLC Holdings was merged into TLC Beatrice with TLC Beatrice being the surviving corporation. As a result of these transactions, the shares of Common Stock formerly held by TLC Holdings have been cancelled and an equal number of shares were issued directly to the Lewis Estate.

     Carlton was the sole limited partner of TLC Partners and with the dissolution of TLC Partners on January 19, 1996 owned directly 1,000,000 shares of Common Stock formerly held by TLC Partners. Carlton has since transferred 406,201 shares of Common Stock and currently claims to own 593,799 shares of Common Stock. In addition, Carlton, through a nominee, claims to own or control an additional 1,425,092 shares of Common Stock that were acquired for $1,425,092 in 1987. See Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management.'

     Reynaldo P. Glover, Executive Vice President, General Counsel, Assistant Secretary and a director of TLC Beatrice, is of counsel to the law firm of Rudnick & Wolfe, a law firm which has been and continues to be retained by TLC Beatrice to perform legal services on behalf of TLC Beatrice on specific matters. The fees paid to Rudnick & Wolfe for legal services during 1996 were approximately $521,000.

     William H. Webster is a partner with the law firm of Milbank, Tweed, Hadley & McCloy. The fees paid by TLC Beatrice to Mr. Webster's firm, Milbank, Tweed, Hadley & McCloy during the year ended December 31, 1996 were approximately $635,000 and $917,000, for the period January 1, 1997 through February 28, 1997.

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

          3. List of Exhibits:

EXHIBIT
NUMBER                                            DESCRIPTION
------   ---------------------------------------------------------------------------------------------
   *3 (a) -- Restated Certificate of Incorporation of TLC Beatrice
  **3 (b) -- By-Laws of TLC Beatrice
  **4     -- Form of Certificate for Common Stock
 **10 (a) -- Beatrice International Pension Plan
 **10 (b) -- Beatrice International Savings Plan
 **10 (c) -- Beatrice International Supplemental Pension Plan
 **10 (d) -- Management Incentive Plan
 **10 (e) -- Beatrice International Severance Policy
 **10 (f) -- Loan Agreement  dated as of  October 21,  1994 among TLC  Beatrice International  Holdings
             France S.A., Banque Paribas and a syndicate of Banks, with Banque Paribas as agent thereof
 **10 (g) -- Debenture  Issue  Contract dated  October  21,  1994 between  TLC  Beatrice International
             Holdings France S.A. and First Britannia Mezzanine Capital B.V.
 **10 (h) -- Facility  Agreement  dated March  31,  1994  between TLC  Beatrice  International  (Irish)
             Holdings Limited and Banque Paribas
 **10 (j) -- Employment Agreements between TLC Beatrice and  Vincent P. O'Sullivan and Tayto, Ltd. and
             Vincent P. O'Sullivan
 **10 (k) -- Employment Agreement between TLC Beatrice and Reynaldo P. Glover
  *10 (m) -- Employment Agreement between TLC Beatrice and Daniel Jux
 **10 (n) -- Stockholders'  Agreement dated  as of  November 30,  1987, as  amended, by  and among  the
             Registrant, TLC Beatrice International Partners L.P. and certain other purchasers of Common
             Stock
 **10 (o) -- 1992 Stock Incentive Plan of TLC Beatrice
 **10 (p) -- Common Stock Subscription Agreement dated as of  November 30, 1987 among TLC Beatrice and certain purchasers of its Common Stock
 **10 (q) -- Termination Agreement dated as of October 3, 1994 between TLC Beatrice and Jean S. Fugett,
             Jr.
 **10 (r) -- Termination Agreement  dated as  of January  8, 1993 between  TLC Beatrice  and Albert  M.
             Fenster
 **10 (s) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and David A. Guarino
 **10 (t) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and W. Kevin Wright
***10 (u) -- Indenture dated as of October 2, 1995, between  TLC Beatrice and The Bank of New York, as
             Trustee
***10 (v) -- Facility Agreement  among Banque Paribas,  Smurfit Paribas Bank  Limited and TLC  Beatrice
             International (Irish) Holdings Limited

EXHIBIT
NUMBER                                            DESCRIPTION
------   ---------------------------------------------------------------------------------------------
***10 (w) --  Pledge  and  Security  Agreement  dated  as  of  October  2,  1995,  among  TLC  Beatrice
           International Holdings, Inc., TLC Beatrice International Finance, Inc. and The Bank of  New
           York, as collateral trustee and as indenture trustee
***10 (x) --  Pledge Agreement dated as of October 2, 1995, between TLC Beatrice International Holdings
           France S.A. and TLC Beatrice International Finance, Inc.
***10 (y) -- Pledge Agreement dated October 2,  1995, among TLC Beatrice International Holdings,  Inc.,
           TLC  Beatrice  International  Netherlands Holdings,  B.V.  and  The Bank  of  New  York, as
           collateral trustee
****10(z) -- Put Option dated June  8, 1995 among TLC Beatrice  International Holdings France S.A.  and
           Mr. Jean Ernest Desire Baud and Mr. Robert Henri Jean Baud.
****10(aa) --  Put Option dated June 8, 1995 between TLC Beatrice International Holdings France S.A. and
           The Estate of Mr. Andre Albert Jacques Baud.
****10(bb) -- Retained Stock Agreement dated December 1,  1983 between Beatrice Foods Co. and  Genevieve
           Baud Fiat.
****10(cc) --  Retained Stock  Agreement dated December  1, 1983  between Beatrice Foods  Co. and Robert
           Baud.
****10(dd) -- Retained Stock Agreement  dated December 1,  1983 between Beatrice  Foods Co. and  Bernard
           Baud.
****10(ee) --  Letter Agreement dated July 26, 1989  among TLC Beatrice International Holdings, Inc. and
           Genevieve Fiat Baud, Robert Baud and Bernard Baud
****10(ff) -- Letter  Agreement dated  June 8,  1995  among TLC  Beatrice International  Holdings,  Inc.
           Genevieve Fiat Baud, Robert Baud and Bernard Baud.
****10(gg) --  Put Option dated December 23, 1992  among TLC Beatrice International Holdings France S.A.
           and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud and
           Mr. Robert Henri Jean Baud.
****10(hh) -- Put Option dated December 23, 1992  among TLC Beatrice International Holdings France  S.A.
           and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud and
           Mr. Robert Henri Jean Baud.
****10(ii) --  Amending Agreement dated  June 8, 1995  among TLC Beatrice  International Holdings France
           S.A. and Sibel,  Mr. Bernard Baud,  Mr. Jean Ernest  Desire Baud, The  Estate of Mr.  Andre
           Albert Jacques Baud and Mr. Robert Henri Jean Baud.
****10(jj) --  Put  Option dated  December  23, 1992  among International  Foods  (Paris) S.A.  and R.B.
           Participations, B.B. Participations, and G.B.F. Participations.
****10(kk) -- Put  Option dated  December  23, 1992  among International  Foods  (Paris) S.A.  and  R.B.
           Participations, B.B. Participations, and G.B.F. Participations.
****10(ll) --  Amending Agreement  dated June 8,  1995 among  International Foods (Paris)  S.A. and R.B.
           Participations, B.B. Participations, and G.B.F. Participations.
****10(mm) --  Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
           Participations and D.B. Participations.
****10(nn) --  Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
           Participations and D.B. Participations.
****10(oo) -- Put Option dated June  8, 1995 among TLC Beatrice  International Holdings France S.A.  and
           Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
****10(pp) --  Put Option dated June  8, 1995 among TLC Beatrice  International Holdings France S.A. and
           Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
***10 (qq) -- Amending  Agreement dated  September 5,  1995 among  TLC Beatrice  International  Holdings
           France  S.A. and Sibel,  Mr. Bernard Baud, Mr.  Jean Ernest Desire Baud,  The Estate of Mr.
           Andre Albert Jacques Baud and Mr. Robert Henri Jean Baud.
***10 (rr) -- Amending Agreement dated September 5, 1995 among International Foods (Paris) S.A. and R.B.
           Participations, B.B. Participations, and G.B.F. Participations.

EXHIBIT
NUMBER                                            DESCRIPTION
------   ---------------------------------------------------------------------------------------------
***10 (ss) -- Amending Agreement dated September 5, 1995 among International Foods (Paris) S.A. and C.B.
           Participations and D.B. Participations.
   10 (tt) -- TLC Beatrice International Holdings, Inc. 1996 Annual Incentive Plan
  *10 (uu) -- TLC Beatrice International Holdings, Inc. 1996 Long Term Incentive Stock Option Plan
  *10 (vv) -- Termination Agreement dated as of November 30, 1995 between TLC Beatrice and Carl Brody
   10 (ww) -- Employment Agreement between TLC Beatrice and Peter Offermann
   21    -- Subsidiaries of TLC Beatrice
 **99 (a) -- Complaint  filed by  Carlton  Investments and  Answer filed  in  response thereto  by  TLC
           Beatrice  International  Holdings, Inc.  in litigation  titled  Carlton Investments  v. TLC
           Beatrice International Holdings,  Inc. et  al., Supreme  Court of  the State  of New  York,
           County of New York
 **99 (b) --  Complaint filed by  Carlton Investments in  litigation titled Carlton  Investments v. TLC
           Beatrice International Holdings, Inc. et al., Chancery Court of the State of Delaware,  New
           Castle County
 **99 (c) --  First  Amended  Complaint  filed  by Carlton  Investments  in  litigation  titled Carlton
           Investments v. TLC  Beatrice International  Holdings, Inc. et  al., Chancery  Court of  the
           State of Delaware, New Castle County
  *99 (d) --  Second  Amended  Complaint filed  by  Carlton  Investments in  litigation  titled Carlton
           Investments v. TLC  Beatrice International  Holdings, Inc. et  al., Chancery  Court of  the
           State of Delaware, New Castle County

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

     (b) Reports on Form 8-K:

          The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter 1996.

     (c) Exhibits:

          See (a)3. above for a listing of Exhibits filed as a part of this Report.

     (d) Additional Financial Statement Schedules:

        None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     Neither an annual report covering the Company's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.

     The Company currently anticipates that it will send to security holders an annual report covering the year ended December 31, 1996, at a future date.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................................................   F-2

Consolidated Balance Sheets -- December 31, 1996 and 1995..................................................   F-3

Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.....................   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.................   F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and
  1994.....................................................................................................   F-6

Notes to Consolidated Financial Statements.................................................................   F-7

                          INDEPENDENT AUDITORS' REPORT

TLC BEATRICE INTERNATIONAL HOLDINGS, INC.:

     We have audited the accompanying consolidated balance sheets of TLC Beatrice International Holdings, Inc. and subsidiaries (the 'Company') as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TLC Beatrice International Holdings, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 20 to the consolidated financial statements, the Company is a defendant in various lawsuits, alleging breach of the Stockholders' Agreement and breach of fiduciary duty by the directors and claiming damages and attorney fees.

DELOITTE & TOUCHE LLP

New York, New York
February 28, 1997

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         YEAR ENDED DECEMBER
                                                                                                 31,
                                                                                        ----------------------
                                                                                          1996          1995
                                                                                        --------      --------

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................   $ 95,784      $120,279
     Receivables, net................................................................    150,817       165,989
     Inventories, net................................................................    117,461       129,848
     Other current assets............................................................     11,036        13,356
                                                                                        --------      --------
          Total current assets.......................................................    375,098       429,472
Property, plant and equipment, net...................................................    263,859       237,174
Goodwill, net of accumulated amortization of $23,539 and $21,519 at December 31, 1996
  and 1995, respectively.............................................................     90,509        95,887
Other noncurrent assets..............................................................     52,238        53,042
                                                                                        --------      --------
          Total assets...............................................................   $781,704      $815,575
                                                                                        --------      --------
                                                                                        --------      --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................   $ 34,095      $ 64,647
     Accounts payable................................................................    226,827       256,466
     Taxes currently payable.........................................................     18,563         8,996
     Accrued expenses................................................................     58,174        57,080
                                                                                        --------      --------
          Total current liabilities..................................................    337,659       387,189
Long-term debt.......................................................................    229,492       223,308
Deferred income taxes................................................................      7,409        18,180
Minority interests...................................................................     77,447        58,065
Other noncurrent liabilities.........................................................     23,487        31,786
                                                                                        --------      --------
          Total liabilities..........................................................    675,494       718,528
                                                                                        --------      --------
Commitments and contingencies........................................................      --            --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................      --            --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................         97            97
     Additional paid-in capital......................................................      9,653         9,653
     Treasury stock (611,535 shares).................................................    (23,200)      (23,200)
     Retained earnings...............................................................    157,148       138,552
     Cumulative foreign currency translation adjustment..............................    (37,488)      (28,055)
                                                                                        --------      --------
          Total stockholders' equity.................................................    106,210        97,047
                                                                                        --------      --------
          Total liabilities and stockholders' equity.................................   $781,704      $815,575
                                                                                        --------      --------
                                                                                        --------      --------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           1996            1995          1994
                                                                       -------------    ----------    ----------

Net sales...........................................................    $ 2,225,313     $2,072,613    $1,821,670
                                                                       -------------    ----------    ----------
Operating expenses:
     Cost of sales..................................................      1,831,006      1,693,288     1,435,143
     Selling, general and administrative expenses...................        304,098        297,273       311,720
     Amortization of intangible assets..............................          3,679          2,740         3,228
                                                                       -------------    ----------    ----------
          Total operating expenses..................................      2,138,783      1,993,301     1,750,091
                                                                       -------------    ----------    ----------
Operating income....................................................         86,530         79,312        71,579
                                                                       -------------    ----------    ----------
Other income (expense):
     Interest income................................................          8,140          9,372         8,601
     Interest expense...............................................        (30,778)       (32,974)      (32,715)
     Other income...................................................            616          7,182        13,729
                                                                       -------------    ----------    ----------
          Total other expense.......................................        (22,022)       (16,420)      (10,385)
                                                                       -------------    ----------    ----------
Income from operations before income taxes and minority interests in
  earnings..........................................................         64,508         62,892        61,194
Income taxes........................................................        (17,496)       (20,470)      (35,999)
Minority interests in earnings......................................        (27,411)       (23,966)      (13,882)
                                                                       -------------    ----------    ----------
Income before extraordinary item....................................         19,601         18,456        11,313
Extraordinary item, net of tax......................................        --              (3,092)       --
                                                                       -------------    ----------    ----------
Net income..........................................................    $    19,601     $   15,364    $   11,313
                                                                       -------------    ----------    ----------
                                                                       -------------    ----------    ----------
Net income (loss) per common share:
     Income before extraordinary item...............................          $2.14          $2.01         $1.23
     Extraordinary item.............................................        --                (.33)       --
                                                                       -------------    ----------    ----------
     Net income per common share....................................          $2.14          $1.68         $1.23
                                                                       -------------    ----------    ----------
                                                                       -------------    ----------    ----------
Weighted average number of common shares outstanding................          9,138          9,167         9,181
                                                                       -------------    ----------    ----------
                                                                       -------------    ----------    ----------
Cash dividends per common share.....................................           $.11         --            --
                                                                       -------------    ----------    ----------
                                                                       -------------    ----------    ----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                               --------------------------------
                                                                                                 1996        1995        1994
                                                                                               --------    --------    --------
Cash flows from operating activities:
  Net income................................................................................   $ 19,601    $ 15,364    $ 11,313
  Items not affecting cash:
     Depreciation and amortization of intangible assets.....................................     39,966      36,261      36,791
     Minority interests in earnings, net....................................................     21,786      21,235      11,226
     Loss (gain) on sale of assets..........................................................      1,365     (10,322)    (13,729)
     Deferred income taxes and other items, net.............................................    (18,847)     (5,063)        758
     Extraordinary item, net of tax.........................................................      --          3,092       --
  Changes in working capital:
     Receivables, net.......................................................................      6,573     (15,295)     (9,396)
     Inventories, net.......................................................................      5,554      (1,781)    (15,908)
     Accounts payable and accrued expenses..................................................    (12,729)     42,986      31,221
     Taxes currently payable................................................................     10,106      (9,572)     (3,317)
     Other current assets...................................................................      1,193      (1,096)       (665)
                                                                                               --------    --------    --------
          Net cash provided by operating activities.........................................     74,568      75,809      48,294
                                                                                               --------    --------    --------
  Cash flows from investing activities:
     Proceeds from divestitures.............................................................      --         (3,439)     87,436
     Expenditures for property, plant and equipment.........................................    (78,486)    (65,080)    (58,444)
     Proceeds from disposal of assets.......................................................      4,445       4,157      17,972
     Purchases of bond investments..........................................................      --        (10,435)     (5,988)
     Redemption of bond investments.........................................................      --          --         11,178
     Other investments......................................................................     (2,824)     (9,022)     (3,545)
                                                                                               --------    --------    --------
          Net cash (used in) provided by investing activities...............................    (76,865)    (83,819)     48,609
                                                                                               --------    --------    --------
  Cash flows from financing activities:
     Net proceeds from issuance of 11.5% Senior Secured Notes...............................      --        169,474       --
     Proceeds from issuance of long-term bank debt..........................................     33,144      23,116     141,627
     Repayment of long-term bank borrowings.................................................    (14,697)   (136,422)   (176,350)
     Net repayments of short-term debt......................................................    (37,615)     (6,354)    (41,206)
     Repurchase of common stock.............................................................     (1,170)       (488)      --
     Common stock dividends.................................................................     (1,005)      --          --
     Minority interest loans................................................................      --          --         (3,519)
                                                                                               --------    --------    --------
          Net cash (used in) provided by financing activities...............................    (21,343)     49,326     (79,448)
                                                                                               --------    --------    --------
Foreign exchange effects on cash and cash equivalents.......................................       (855)      4,177       6,114
                                                                                               --------    --------    --------
Net (decrease) increase in cash and cash equivalents........................................    (24,495)     45,493      23,569
Cash and cash equivalents at beginning of the year..........................................    120,279      74,786      51,217
                                                                                               --------    --------    --------
Cash and cash equivalents at end of the year................................................   $ 95,784    $120,279    $ 74,786
                                                                                               --------    --------    --------
                                                                                               --------    --------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................................................   $ 30,442    $ 27,741    $ 32,452
                                                                                               --------    --------    --------
                                                                                               --------    --------    --------
     Income taxes...........................................................................   $ 20,675    $ 33,833    $ 27,815
                                                                                               --------    --------    --------
                                                                                               --------    --------    --------
Supplemental schedule of non-cash investing and financing activities:
  Conversion of loans to minority shareholders to dividends.................................   $  --       $ 47,517
                                                                                               --------    --------
                                                                                               --------    --------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                    UNFUNDED
                                                                                                                  ACCUMULATED
                                                                                                                    PENSION
                                                                                                                  BENEFITS IN
                                   COMMON STOCK                   TREASURY STOCK                    CUMULATIVE     EXCESS OF
                                  ---------------                -----------------                   FOREIGN      UNRECOGNIZED
                                  NUMBER            ADDITIONAL   NUMBER                              CURRENCY        PRIOR
                                    OF               PAID-IN       OF                  RETAINED     TRANSLATION     SERVICE
                                  SHARES   AMOUNT    CAPITAL     SHARES    AMOUNT      EARNINGS     ADJUSTMENT        COST
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------

Balance, January 1, 1994........  9,750     $ 97      $9,653       569    $(21,542)    $111,875      $(33,413)      $ (1,312)

    Net income..................                                                         11,313
    Cumulative translation loss
      realized on sale of
      foreign subsidiaries......                                                                       11,871
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................                                                                                         138
    Translation adjustment......                                                                        4,542
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
    Balance, December 31, 1994..  9,750       97       9,653       569     (21,542)     123,188       (17,000)        (1,174)

Year Ended December 31, 1995
    Net income..................                                                         15,364
    Purchase of treasury
      stock.....................                                    43      (1,658)
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................                                                                                       1,174
    Translation adjustment......                                                                      (11,055)
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
    Balance, December 31, 1995..  9,750       97       9,653       612     (23,200)     138,552       (28,055)        --
Year Ended December 31, 1996
    Net income..................                                                         19,601
    Common stock dividends......                                                         (1,005)
    Translation adjustment......                                                                       (9,433)
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
    Balance, December 31, 1996..  9,750     $ 97      $9,653       612    $(23,200)    $157,148      $(37,488)      $ --
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------
                                  ------   ------   ----------   ------   --------   ------------   ----------    ------------


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
Balance, January 1, 1994........    $  65,358
    Net income..................       11,313
    Cumulative translation loss
      realized on sale of
      foreign subsidiaries......       11,871
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................          138
    Translation adjustment......        4,542
                                  -------------
    Balance, December 31, 1994..       93,222
Year Ended December 31, 1995
    Net income..................       15,364
    Purchase of treasury
      stock.....................       (1,658)
    Unfunded accumulated pension
      benefits in excess of
      unrecognized prior service
      cost......................        1,174
    Translation adjustment......      (11,055)
                                  -------------
    Balance, December 31, 1995..       97,047
Year Ended December 31, 1996
    Net income..................       19,601
    Common stock dividends......       (1,005)
    Translation adjustment......       (9,433)
                                  -------------
    Balance, December 31, 1996..    $ 106,210
                                  -------------
                                  -------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. BUSINESS DESCRIPTION

     As of December 31, 1996, TLC Beatrice International Holdings, Inc. ('TLC Beatrice,' and together with its subsidiaries, the 'Company') and its subsidiaries is comprised of 11 operating entities and their subsidiaries located principally in western Europe, having disposed of eight operating entities since December 31, 1994 (see Note 3). The Company's operating entities are engaged in the wholesale and retail distribution of food, groceries, household products and beverages, and the manufacture and marketing of ice cream and desserts, snacks, and beverages. Sales of these products are made to customers principally in western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TLC Beatrice and its majority-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. For accounting efficiencies, certain of TLC Beatrice's French subsidiaries report results on a one to three month lag basis. All of TLC Beatrice's other subsidiaries' year-ends are December 31. For each of the periods presented there have been no events during the intervening periods which would materially affect the consolidated financial position or results of operations of the Company.

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

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign entities have been translated using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. Local currencies are considered the functional currencies of the Company's foreign operating entities. Translation effects are accumulated as part of the cumulative foreign currency translation adjustment in equity. Gains and losses from foreign currency transactions are included in net income for the period. During the year ended December 31, 1996, the Company recorded a net gain from foreign exchange transactions of approximately $3.7 million, which has been included in Selling, general and administrative expenses. During the year ended December 31, 1995, the Company recorded a net loss from foreign exchange transactions of approximately $4.8 million, which has been included in other income (see Note 3). The Company did not report foreign exchange gains or losses in the year ended December 31, 1994.

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

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

INVESTMENT IN MARKETABLE DEBT SECURITIES

     In accordance with the Company's investment intentions, the Company has classified its investment in marketable debt securities as held to maturity, and has recorded such marketable debt securities at their amortized cost. The Company's held to maturity marketable debt securities at December 31, 1996 are included in other noncurrent assets in the accompanying consolidated balance sheets. The accompanying consolidated statements of cash flows reflect the Company's redemption of approximately $11,178,000 of bond investments that had reached their maturity in 1994.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is generally provided on the straight-line method for financial reporting purposes over the estimated useful lives of the underlying assets. Machinery and equipment are depreciated over a period ranging from 3 to 12 years and buildings are amortized from 20 to 50 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the improvements, whichever is shorter.

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

EVALUATION OF LONG-LIVED ASSETS

     Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets in fiscal years 1996, 1995 and 1994 resulting from the Company's evaluations.

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

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

STOCK OPTIONS AND WARRANTS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-Based Compensation,' which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ('APB') Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company accounts for stock based compensation awards to employees under APB No. 25.

3. OTHER INCOME

     During the year ended December 31, 1996, the Company recorded equity in earnings from minority-owned Leader Price stores of approximately $616,000.

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

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

4. EXTRAORDINARY ITEM

     During the year ended December 31, 1995 the Company wrote off $4.6 million, $3.1 million net of tax benefit, of certain deferred debt issuance costs and other costs incurred relating to long-term debt repaid prior to maturity.

5. RELATED PARTY TRANSACTIONS

     TLC Beatrice was founded by Mr. Reginald F. Lewis, its former Chairman and Chief Executive Officer. Mr. Lewis died on January 19, 1993. TLC Group, L.P. ('TLC Group'), a New York limited partnership owned and controlled by the estate of Mr. Lewis, provided certain administrative services to TLC Beatrice. During 1995 and 1994, TLC Beatrice paid TLC Group, as assignee from TLC Holdings Corp., a Delaware corporation ('TLC Holdings'), a monitoring fee in the amount of $1 million per year. Commencing January 1, 1996, Mrs. Lewis was compensated as an employee of TLC Beatrice and the monitoring fee was no longer paid. Until January 19, 1996, TLC Holdings owned directly 4,334,000 shares of Common Stock. Leslie N. Lewis was Chairman of TLC Holdings. TLC Holdings was 100% owned by the Estate of Reginald F. Lewis, deceased (the 'Lewis Estate').

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

     Certain of TLC Beatrice's operating subsidiaries have local minority stockholders whose equity interests in these subsidiaries range from 2.6% to 49%. The subsidiaries that have the largest equity interests owned by local stockholders include Distribution Leader Price S.A. ('Distribution Leader Price')(49%), the Retail Leader Price Group ('Retail Leader Price') (49%), Interglas S.A. ('Interglas') (35%), Helados La Menorquina S.A. ('La Menorquina') (35%) and the Minimarche Group ('Minimarche') (26%). In most cases, the local stockholders are responsible for the management of these subsidiaries.

     The minority stockholders of Distribution Leader Price and Retail Leader Price, directly or indirectly, are various members of the Baud family and a corporate entity controlled by the Baud family (collectively, the 'Baud Minority Stockholders'). Pursuant to certain agreements entered into in 1992, the Company is obligated under certain circumstances to purchase the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price. The agreements provide that prior to June 30, 1997, if certain members of the Baud family cease to hold their management positions with the applicable company and the Company fails to propose and vote in favor of one of certain members of the Baud family as a replacement, the Baud Minority Stockholders have the right to require TLC France to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price and Retail Leader Price (the 'Put Right'), and TLC France has the right to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price in the event that the Baud Minority

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Stockholders exercise their  put option  with respect  to the  shares of  Retail
Leader Price. In addition, at any time on or after July 1, 1997 and prior to June 30, 2027, the Baud Minority Stockholders can exercise the Put Right, and TLC France has the right to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price and Retail Leader Price (the 'Call Right'), without restriction. The price to exercise the Put Right is based on a formula calculated at the time of exercise which sets a purchase price at a multiple of the average annual net income per share of Distribution Leader Price and Retail Leader Price, as applicable, for the two fiscal years prior to exercise, with a guaranteed minimum return on the Baud Minority Stockholders' aggregate investment if an option is exercised prior to July 1, 1997. If the Put Right is exercised after July 1, 1997, and as long as the TLC Beatrice's 11.5% Senior Secured Notes due October 1, 2005 (the 'Notes') are outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at PIBOR (as defined in Note 11). After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if the Baud Minority Stockholders were to have exercised their Put Right on December 31, 1996, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $143 million. The price to exercise the Call Right is based on the same formula as in the exercise of the Put Right, except that the multiple of average annual net income is higher. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase during the two fiscal years prior to the exercise of such option, as to which no assurance can be given, the purchase price payable upon exercise of the Put Right and the Call Right would increase materially.

     In addition to the foregoing, the Company, including in certain circumstances TLC Beatrice, is a party to separate stockholder agreements with certain other local minority stockholders of Etablissements Baud S.A., Sedipro, S.A. and Minimarche (collectively, the 'Other Baud Stockholders') and certain other minority stockholders. Certain of these agreements and the by-laws of certain subsidiaries restrict the sale of the minority stockholders' interest or require the Company or the minority stockholders, as the case may be, to offer to sell their shares to the other stockholders prior to selling such shares to a third party and/or require the Company to purchase these interests under certain circumstances. These local minority stockholders have the option to require the Company to purchase their interests in whole or in part at any time. If all of such options were exercised in full, the Company's aggregate purchase obligation is estimated to be approximately $35 million as of December 31, 1996.

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

     The Company has made loans to a minority interest partner totaling $38,147,000 and $47,517,000 at December 31, 1996 and 1995, respectively. The maturity dates of the loans range from January 1997 to October 1997. At December 31, 1996, the interest rate on such loans was 6.85 percent. Loans by certain of TLC Beatrice's subsidiaries to minority interests represent a tax-efficient method of distributing earnings to stockholders. Such loans are also made to the Company as majority stockholder on a pro rata basis. In 1995, the Company netted these loans to a minority interest partner (previously recorded in noncurrent assets) against the respective minority interests. The loans were repaid through the application of a dividend payment in January 1997.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. RECEIVABLES

     Receivables included in current assets are stated net of allowances for doubtful accounts amounting to approximately $6 million and $7 million at December 31, 1996 and 1995, respectively. The Company recorded $3 million, $1 million and $3 million for bad debts for the years ended December 31, 1996, 1995 and 1994, respectively.

7. INVENTORIES

     Inventories consisted of the following components:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1996        1995
                                                                                 --------    --------
                                                                                    (IN THOUSANDS)

Raw materials and supplies....................................................   $ 10,428    $ 10,860
Work in process...............................................................         78          76
Finished goods................................................................    107,648     120,189
                                                                                 --------    --------
                                                                                  118,154     131,125
Less inventory reserves.......................................................       (693)     (1,277)
                                                                                 --------    --------
     Total....................................................................   $117,461    $129,848
                                                                                 --------    --------
                                                                                 --------    --------

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following components:

                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                 1996         1995
                                                                               ---------    ---------
                                                                                   (IN THOUSANDS)

Land and buildings..........................................................   $ 125,797    $ 106,720
Machinery and equipment.....................................................     327,598      295,251
                                                                               ---------    ---------
                                                                                 453,395      401,971
Less accumulated depreciation...............................................    (189,536)    (164,797)
                                                                               ---------    ---------
     Property, plant and equipment -- net...................................   $ 263,859    $ 237,174
                                                                               ---------    ---------
                                                                               ---------    ---------

     Depreciation expense amounted to approximately $36 million, $33 million and $34 million for the years ended December 31, 1996, 1995 and 1994, respectively.

9. LEASES

     Property leased under capital leases and included in property, plant and equipment is as follows:

                                                                                       DECEMBER 31,
                                                                                     -----------------
                                                                                       1996      1995
                                                                                     --------    -----
                                                                                      (IN THOUSANDS)

Buildings.........................................................................   $  8,712    $--
Machinery and equipment...........................................................      2,093      370
                                                                                     --------    -----
                                                                                       10,805      370
Less accumulated depreciation.....................................................     (1,941)    (227)
                                                                                     --------    -----
     Property held under capital leases -- net....................................   $  8,864    $ 143
                                                                                     --------    -----
                                                                                     --------    -----

     The Company leases office facilities, manufacturing facilities, retail facilities, distribution facilities and equipment under various noncancelable operating lease agreements expiring through 2037.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Future minimum lease payments under noncancelable capital and operating leases at December 31, 1996 were as follows (in thousands):

                                                                                   CAPITAL    OPERATING
                                                                                   LEASES      LEASES
                                                                                   -------    ---------
                                                                                      (IN THOUSANDS)

1997............................................................................   $ 1,394     $17,498
1998............................................................................     1,164      11,284
1999............................................................................       954       5,936
2000............................................................................       867       2,408
2001............................................................................       851       2,486
Later years.....................................................................     6,279      41,612
                                                                                   -------    ---------
Total minimum lease payments....................................................    11,509     $81,224
                                                                                              ---------
                                                                                              ---------
Less amount representing interest...............................................    (2,529)
                                                                                   -------
Present value of net minimum lease payments.....................................   $ 8,980
                                                                                   -------
                                                                                   -------

     Total rent expense for all operating leases amounted to approximately $25 million, $25 million and $18 million for the years ended December 31, 1996, 1995 and 1994, respectively.

10. SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

     Short-term debt and current portion of long-term debt at December 31, 1996 and 1995 consisted of the following components:

                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                    1996       1995
                                                                                   -------    -------
                                                                                     (IN THOUSANDS)

Current portion of long-term debt...............................................   $17,440    $13,872
Short-term debt.................................................................    16,655     50,775
                                                                                   -------    -------
     Total......................................................................   $34,095    $64,647
                                                                                   -------    -------
                                                                                   -------    -------

     The weighted average interest rate of short-term debt outstanding at December 31, 1996 and December 31, 1995 was 6.77% and 8.66%, respectively.

     At December 31, 1996, the Company had approximately $74 million of unused lines of credit available for short-term financing.

     On October 6, 1995, TLC Beatrice International Irish Holdings Ltd. ('Irish Holdings') entered into a Facility Agreement with Banque Paribas and Smurfit Paribas Bank Limited (the 'Credit Agreement'), pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) or
(b)  an amount  calculated as  follows: 28  million Irish  Punts plus  any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.9 million at the December 31, 1996 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.3 million at the December 31, 1996 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of December 31, 1996, no indebtedness was outstanding under the Credit Agreement.

     The Company is a party to certain loan and credit agreements with various banks to finance its working capital and other requirements.

11. LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                                             1996        1995
                                                                                           --------    --------
                                                                                              (IN THOUSANDS)

11.5% Senior Secured Notes due October 1, 2005..........................................   $175,000    $175,000
PIBOR Plus .6% Note due 1999(1).........................................................      6,937       9,787
PIBOR Plus .6% Notes due 2002(1)........................................................      5,684       3,806
PIBOR Plus .8% Notes due 2001(1)........................................................      2,451       1,202
PIBOR Plus .6% Note due 1999(1).........................................................      2,153       --
7.10% Note due 1999.....................................................................      1,419       2,210
PIBOR Plus .8% Note due 2002(1).........................................................      1,107       --
PIBOR Plus .8% Note due 1996(1).........................................................      --          2,203
Miscellaneous, individually less than $1,000,000 in 1996 and 1995 due various dates
  through the year 2005 (5.35%*)........................................................     43,201      42,972
Capitalized lease obligations (7.47%*)..................................................      8,980       --
                                                                                           --------    --------
                                                                                            246,932     237,180
Less current portion....................................................................    (17,440)    (13,872)
                                                                                           --------    --------
     Total long-term debt...............................................................   $229,492    $223,308
                                                                                           --------    --------
                                                                                           --------    --------

------------

 (1) Paris Interbank Offering Rate ('PIBOR') at December 31, 1996 equaled 3.43%.

 (*) Weighted average interest rates at December 31, 1996.

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

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

     The PIBOR plus .6% Note due 1999 of approximately $6.9 million is an indebtedness secured by a mortgage on the Company's distribution warehouse in France.

     The 7.1% Note due 1999 is secured by a mortgage on the Company's bottling factory in Belgium.

     The remaining notes are indebtedness secured by mortgages on the Company's retail and discount supermarkets in France.

     The net book value of property and equipment encumbered under long-term debt agreements was $112 million at December 31, 1996.

     The scheduled annual maturities of long-term debt, as of December 31, 1996, are approximately $16 million in 1998, $14 million in 1999, $9 million in 2000, $7 million in 2001, and $184 million in later years.

12. ACCRUED EXPENSES

     Included in other accrued expenses at December 31, 1996 and 1995 are liabilities as follows:

                                                                          1996       1995
                                                                         -------    -------
                                                                           (IN THOUSANDS)

Employee compensation.................................................   $23,943    $20,949
Other.................................................................    34,231     36,131
                                                                         -------    -------
                                                                         $58,174    $57,080
                                                                         -------    -------
                                                                         -------    -------

13. COMMON STOCK

     In 1995, TLC Beatrice repurchased 42,500 shares of Common Stock for approximately $1.7 million.

     On February 5, 1997, the Company paid a dividend of $.22 per share to stockholders of record as of January 28, 1997.

     On February 15, 1996, the Company paid a dividend of $.11 per share to stockholders of record as of February 5, 1996.

     No Common Stock dividends were paid in 1995 and 1994.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

14. PENSION AND POSTRETIREMENT PLANS

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

     Pension expense for the years ended December 31, 1996, 1995 and 1994 includes the following components:

                                                                            YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                          1996       1995       1994
                                                                         -------    -------    -------
                                                                                (IN THOUSANDS)

Service cost..........................................................   $   577    $   569    $   589
Interest cost.........................................................     1,102      1,076      1,030
Actual return on plan assets..........................................    (1,514)    (1,115)       299
Net amortization and deferral.........................................       610        357     (1,011)
                                                                         -------    -------    -------
          Total pension expense.......................................   $   775    $   887    $   907
                                                                         -------    -------    -------
                                                                         -------    -------    -------

     The reconciliation of the funded status of TLC Beatrice's plans at December 31, 1996 and 1995 follows:

                                                                                  ASSETS EXCEED
                                                                               ACCUMULATED BENEFITS
                                                                            --------------------------
                                                                               1996           1995
                                                                            -----------    -----------
                                                                                  (IN THOUSANDS)
Actuarial present value of benefit obligation:
     Vested benefit obligation...........................................     $12,716        $ 9,732
     Nonvested benefit obligation........................................          76            131
                                                                            -----------    -----------
     Accumulated benefit obligation......................................      12,792          9,863
     Value of future pay increases.......................................       2,627          4,662
                                                                            -----------    -----------
     Projected benefit obligation........................................      15,419         14,525
     Plan assets at fair value...........................................      14,555         11,996
                                                                            -----------    -----------
     Underfunded projected benefit obligation............................        (864)        (2,529)
     Unrecognized net loss...............................................       1,078          2,114
                                                                            -----------    -----------
     Net pension asset/(liability) recognized in the accompanying
       consolidated balance sheets.......................................     $   214        $  (415)
                                                                            -----------    -----------
                                                                            -----------    -----------

     The assumptions used in determining the pension expense and pension liability for the years ended December 31, 1996 and 1995, respectively, were:
Discount rate -- 7.5-8% and 7.5-8%; Rate of salary progression -- 5% and 5-6%; Long-term rate of return on assets -- 8-8.5% and 8-8.5%.

     TLC Beatrice sponsors an employee savings plan designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code as a profit-sharing plan. TLC Beatrice makes matching

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

contributions of 50% of the amount of salary deferral and after-tax contributions (up to 6% of compensation) elected by a participant. The amount of TLC Beatrice's contributions to this plan that were charged to income were $57,000, $37,000 and $37,000 for the years ended 1996, 1995 and 1994, respectively.

15. STOCK OPTION AND BONUS PLANS

ANNUAL INCENTIVE PLAN AND 1996 LONG TERM INCENTIVE STOCK OPTION PLAN

     On January 19, 1996, the Board of Directors of TLC Beatrice established the TLC Beatrice 1996 Annual Incentive Plan (the 'Annual Incentive Plan') for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, managers and other key employees of TLC Beatrice. Each participant's award under the Annual Incentive Plan for any fiscal year is based on the Company's financial performance as well as, where appropriate, the participant's own individual performance. The Annual Incentive Plan is administered by the Compensation Committee of the Board of Directors (the 'Compensation Committee').

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

     The maximum amount of funds made available by the Company for the purpose of making awards under the Annual Incentive Plan in any fiscal year (the 'Maximum Available Awards Fund') is the aggregate amount of all Individual Target Awards established at the commencement of the fiscal year (the 'Incentive Award Pool') multiplied by a percentage based on the Company's Actual Earnings as compared to Target Earnings for such fiscal year. Depending on Actual Earnings, the Maximum Available Awards Fund in any fiscal year may equal from 0% to 150% of the Incentive Award Pool. In years in which the Company's Actual Earnings meet or exceed 80% of the Target Earnings, the Chief Executive Officer and the Compensation Committee also have discretion to make available to the Chief Executive Officer an additional discretionary bonus pool of an amount equal to up to 25% of the Incentive Award Pool, which amount is payable at the discretion of the Chief Executive Officer to any one or more employees as an additional bonus to any bonus otherwise payable under the Annual Incentive Plan, based on other performance measures that are deemed appropriate. The amount of the award paid to each participant is equal to such participant's proportionate share (based on his or her Individual Target Award) of the Maximum Available Awards Fund, subject to adjustment by the Compensation Committee.

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

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

     On January 19, 1996, the Board of Directors of TLC Beatrice granted non-qualified options with respect to 563,000 shares of Common Stock to seventeen Key Employees under the 1996 Stock Option Plan. Pursuant to the stock option agreements related to these grants, these options will become exercisable in accordance with the 1996 Stock Option Plan at an exercise price of $25 per share, provided that such options may not be exercised until the option holders have completed seven years of employment with the Company from the date of such grants. These stock option agreements also provide that notwithstanding a Key Employee's length of employment (i) options held for thirty months from the date of grant become exercisable immediately for up to 50% or 100% of the underlying shares if the five-day public market average closing price of the Common Stock exceeds $40 or $50, respectively. In addition, if there is not a public market for the Common Stock as of February 1, 2000, then (a) option holders will be entitled to buy out rights with respect to 50% or 100% of the underlying shares if the fair market value of the Common Stock is at least $40 or $50, respectively, at a purchase price per share equal to the excess of the fair market value over the

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

exercise price, not to exceed $25, (b) the Company will be entitled to purchase 100% of the underlying shares at a purchase price per share of $1 if the fair market value of the Common Stock is less than $40 and (c) the Company will be entitled to terminate such agreements if the fair market value of the Common Stock is less than the exercise price.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation.' Accordingly, no compensation cost has been recognized for options granted under the 1996 Stock Option Plan. Had compensation cost for the options awarded under the 1996 Stock Option Plan (no options were granted in 1995) been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                     YEAR ENDED
                                                                  DECEMBER 31, 1996
                                                                  -----------------

Net income -- as reported (in thousands).......................        $19,601
                                                                  -----------------
                                                                  -----------------
Net income -- pro forma (in thousands).........................        $18,995
                                                                  -----------------
                                                                  -----------------
Net income per share -- as reported............................        $  2.14
                                                                  -----------------
                                                                  -----------------
Net income per share -- pro forma..............................        $  2.08
                                                                  -----------------
                                                                  -----------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0.88%; expected volatility of 0%; risk-free interest rate of 6.5%; and expected lives of 7 years.

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

     In 1994, 200,000 SARs were awarded to certain members of TLC Beatrice's management. Vesting will occur in 25% intervals in each year beginning in 1994. Also during 1994, the rights to 20,000 shares of phantom stock and 10,000 SARs were waived pursuant to certain severance agreements of

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

key management personnel. In January 1995, 75,000 of the 200,000 SARs awarded in 1994 were forfeited in connection with the termination of certain employment agreements. In January 1996, 50,000 SARs were cancelled with the adoption of the 1996 Stock Option Plan. As of December 31, 1996, approximately $1.1 million has been provided for current and noncurrent obligations under the 1992 Plan.

16. INCOME TAXES

     The income tax provisions are comprised of the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------
                                                                                  1996       1995       1994
                                                                                 -------    -------    -------
                                                                                        (IN THOUSANDS)
United States:
     Current..................................................................   $ --       $ --       $ --
     Deferred.................................................................     --         --         --
Foreign:
     Current(a)...............................................................    25,601     28,147     26,959
     Deferred(b)..............................................................    (8,105)    (7,677)     9,040
                                                                                 -------    -------    -------
          Total...............................................................   $17,496    $20,470    $35,999
                                                                                 -------    -------    -------
                                                                                 -------    -------    -------

------------

 (a) 1995 Foreign Current income tax excludes $201,000 of tax benefit related to the retirement of debt which reduced the extraordinary loss.

 (b) 1995 Foreign Deferred income tax excludes $1,297,000 of tax benefit related to the retirement of debt which reduced the extraordinary loss in 1995.

     Income (loss) from operations before income taxes and minority interests in earnings were as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                 1996        1995         1994
                                                                               --------    ---------    --------
                                                                                        (IN THOUSANDS)

United States...............................................................   $(24,422)   $ (20,927)   $(33,584)
Foreign.....................................................................     88,930       83,819      94,778
                                                                               --------    ---------    --------
          Total.............................................................   $ 64,508    $  62,892    $ 61,194
                                                                               --------    ---------    --------
                                                                               --------    ---------    --------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The provision for income taxes varied from the U.S. Federal statutory income tax rate due to the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1996        1995        1994
                                                                                 -------    ---------    -------
                                                                                         (IN THOUSANDS)

U.S. Statutory Rate...........................................................       35%          35%        35%
                                                                                 -------    ---------    -------
                                                                                 -------    ---------    -------
Income taxes computed at U.S. statutory rates.................................   $22,578    $  22,012    $21,418
Goodwill amortization.........................................................     1,288        1,139      1,130
U.S. losses without tax benefit...............................................     8,548        6,364     11,754
Foreign losses without tax benefit............................................     2,110        1,712      1,737
Foreign withholding taxes without benefit.....................................       401          853      --
Foreign investment tax credit.................................................    (1,863)      --          --
Reversal of a portion of SFAS 109 valuation allowance.........................    (3,670)      --          --
Rate differentials and tax incentive jurisdictions............................    (4,597)      (2,758)    (2,616)
Reversal of foreign tax contingency reserves..................................    (5,683)     (10,872)    (1,600)
Other.........................................................................    (1,616)       2,020      4,176
                                                                                 -------    ---------    -------
          Total tax provision.................................................   $17,496    $  20,470    $35,999
                                                                                 -------    ---------    -------
                                                                                 -------    ---------    -------

     TLC Beatrice has not provided deferred taxes on $274 million of the undistributed earnings of its non-U.S. subsidiaries which are not considered to be permanently invested, since TLC Beatrice has and is anticipated to have sufficient U.S. operating losses to substantially reduce any U.S. Federal income tax due upon distribution of such earnings.

     TLC Beatrice has U.S. net operating loss carryforwards of approximately $20 million as of December 31, 1996 which expire between 2008 and 2011.

     At the end of 1996, TLC Beatrice recorded a deferred tax liability in the amount of $11.9 million with respect to the timing difference related to tax incentive reserves that have been set up by its Canary Islands' subsidiary, Interglas (see note 18). If Interglas makes the necessary investments required for the reserves it has set up, TLC Beatrice will recognize a reduction in income tax expense of $5.9 million in 1997, $5.9 million in 1998 and $154,000 in 1999. During 1995, Interglas favorably concluded a tax audit with respect to an investment reserve it set up in 1991 and qualified investments made between 1992 and 1995 related to this reserve which resulted in a reduction in income tax expense of $10.9 million.

     During 1996, the Company recognized the tax benefit related to the startup losses of its Leader Price operations previously not recognized under SFAS 109 in the amount of $3.7 million. In addition, the Company recognized a tax benefit due to a settlement of a tax audit at its French holding company, TLC France, and the tax benefit from the qualified investments made at its Canary Islands' subsidiary, Interglas, in the amounts of $2.9 million and $2.8 million, respectively.

     At December 31, 1996, deferred income taxes reflect the net tax effects  of
(a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) the value of operating loss and tax credit

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

carryforwards. The tax effects of significant items comprising TLC Beatrice's net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     1996            1995
                                                                 ------------    ------------
Deferred tax liabilities:
     Differences between book and tax basis of property.......     $ (5,071)       $ (2,242)
     Differences in recognition of foreign reinvestment
       reserves...............................................      (11,915)        (16,013)
     Inventory valuation differences..........................       (1,107)         (1,645)
     Other....................................................       (1,264)         (2,535)
                                                                 ------------    ------------
                                                                    (19,357)        (22,435)
                                                                 ------------    ------------
Deferred tax assets:
     Reserves not currently deductible........................        3,095           2,925
     U.S. and foreign operating loss carryforwards............       17,963          15,708
                                                                 ------------    ------------
                                                                     21,058          18,633
     Valuation allowance......................................       (9,110)        (14,378)
                                                                 ------------    ------------
                                                                     11,948           4,255
                                                                 ------------    ------------
          Net deferred tax liability..........................     $ (7,409)       $(18,180)
                                                                 ------------    ------------
                                                                 ------------    ------------

17. BUSINESS SEGMENT AND GEOGRAPHIC DATA

     The Company's operations are composed of two segments, Grocery Products and Food Distribution. Financial data for each of the segments are shown in the tables below (in thousands of dollars):

                                                                                     NET SALES
                                                                       --------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          1996          1995          1994
                                                                       ----------    ----------    ----------
Food Distribution...................................................   $1,867,568    $1,640,994    $1,356,532
Grocery Products....................................................      357,745       431,619       465,138
                                                                       ----------    ----------    ----------
                                                                       $2,225,313    $2,072,613    $1,821,670
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------

                                                                                  OPERATING INCOME
                                                                       --------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          1996          1995          1994
                                                                       ----------    ----------    ----------
Food Distribution...................................................    $ 59,476      $ 49,995      $ 51,653
Amortization of intangible assets...................................      (2,781)       (2,141)       (2,199)
                                                                       ----------    ----------    ----------
Net Food Distribution...............................................      56,695        47,854        49,454
                                                                       ----------    ----------    ----------
Grocery Products....................................................      43,877        42,374        43,354
Amortization of intangible assets...................................        (898)         (599)         (889)
                                                                       ----------    ----------    ----------
Net Grocery Products................................................      42,979        41,775        42,465
                                                                       ----------    ----------    ----------
          Total segments............................................      99,674        89,629        91,919
                                                                       ----------    ----------    ----------
Corporate expenses..................................................     (13,144)      (10,317)      (20,200)
Amortization of intangible assets...................................      --            --              (140)
                                                                       ----------    ----------    ----------
Net Corporate expenses..............................................     (13,144)      (10,317)      (20,340)
                                                                       ----------    ----------    ----------
                                                                        $ 86,530      $ 79,312      $ 71,579
                                                                       ----------    ----------    ----------
                                                                       ----------    ----------    ----------

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             IDENTIFIABLE                    CAPITAL
                                                                                ASSETS       DEPRECIATION    SPENDING
                                                                             ------------    ------------    --------
1996
     Food Distribution....................................................     $463,239        $ 24,185      $33,900
     Grocery Products.....................................................      243,868          11,984       44,586
                                                                             ------------    ------------    --------
          Total segments..................................................      707,107          36,169       78,486
     Corporate and other..................................................       74,597             118        --
                                                                             ------------    ------------    --------
                                                                               $781,704        $ 36,287      $78,486
                                                                             ------------    ------------    --------
                                                                             ------------    ------------    --------
1995
     Food Distribution....................................................     $484,232        $ 21,013      $44,867
     Grocery Products.....................................................      249,119          11,876       19,622
                                                                             ------------    ------------    --------
          Total segments..................................................      733,351          32,889       64,489
     Corporate and other..................................................       82,224             118          591
                                                                             ------------    ------------    --------
                                                                               $815,575        $ 33,007      $65,080
                                                                             ------------    ------------    --------
                                                                             ------------    ------------    --------
1994
     Food Distribution....................................................     $385,621        $ 16,195      $36,664
     Grocery Products.....................................................      276,738          17,327       21,637
                                                                             ------------    ------------    --------
          Total segments..................................................      662,359          33,522       58,301
     Corporate and other..................................................       73,144              41          143
                                                                             ------------    ------------    --------
                                                                               $735,503        $ 33,563      $58,444
                                                                             ------------    ------------    --------
                                                                             ------------    ------------    --------

     The following table provides certain geographic data on the Company's operations (in thousands of dollars):

                                                                                          OPERATING    IDENTIFIABLE
                                                                            NET SALES      INCOME         ASSETS
                                                                            ----------    ---------    ------------
1996
     France..............................................................   $1,871,305    $  57,294      $480,872
     Southern Europe*....................................................      180,272       23,207       136,590
     Other countries.....................................................      173,736       19,173        89,645
     Corporate and other.................................................       --          (13,144)       74,597
                                                                            ----------    ---------    ------------
                                                                            $2,225,313    $  86,530      $781,704
                                                                            ----------    ---------    ------------
                                                                            ----------    ---------    ------------
1995
     France..............................................................   $1,654,432    $  47,132      $483,277
     Southern Europe*....................................................      176,674       24,533       154,131
     Other countries.....................................................      241,507       17,964        95,943
     Corporate and other.................................................       --          (10,317)       82,224
                                                                            ----------    ---------    ------------
                                                                            $2,072,613    $  79,312      $815,575
                                                                            ----------    ---------    ------------
                                                                            ----------    ---------    ------------
1994
     France..............................................................   $1,369,605    $  48,282      $384,951
     Southern Europe*....................................................      199,309       29,328       154,194
     Other countries.....................................................      252,756       14,309       123,214
     Corporate and other.................................................       --          (20,340)       73,144
                                                                            ----------    ---------    ------------
                                                                            $1,821,670    $  71,579      $735,503
                                                                            ----------    ---------    ------------
                                                                            ----------    ---------    ------------

------------

* Southern Europe is comprised of Spain, Portugal and, prior to 1995, Italy.

     Intersegment and intergeographic sales are not significant to the net sales of any business segment or geographic location. Sales to any single customer are not material. There are no export sales from the United States. Corporate and other assets consist principally of cash and cash equivalents, and goodwill.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

18. COMMITMENTS AND OTHER CONTINGENT LIABILITIES

     As a consequence of the termination of certain long-standing income tax incentives in the Canary Islands as of December 31, 1991, transition rules were promulgated by the Spanish and Canary Island provincial governments. To preserve the tax advantages granted under these prior incentives, the transition rules required investments by TLC Beatrice Canary Islands subsidiary, Interglas, in certain approved investments over the five-year period from 1992 to 1996. A variety of investments were eligible, including productive machinery and equipment and/or local government interest-bearing bonds. Interglas satisfied the last investment required under the transition rules of approximately $8 million entirely from internal cash flow. The Company recognized an income tax benefit of $2.8 million in 1996 due to the satisfaction of this investment requirement.

     In addition, the Canary Islands instituted new tax incentives beginning in 1994. Interglas opted to take advantage of these incentives for its 1994 and 1995 tax years and is required to make qualifying investments of $16.8 million in 1997, $16.8 million in 1998 and $440,000 in 1999. The Company has provided for deferred income taxes on these requirements equal to the 35% tax rate on $34 million, or approximately, $11.9 million, in the event that the required investment obligations are not fulfilled. The Company can give no assurances that changes in existing Canary Islands tax rules and requirements will not occur or that the Company will be able to make the qualifying investments in the future. By reason of these uncertainties, the Company has recorded the potential full deferred tax liability. If the Company can fulfill these investment requirements, the deferred tax liability may be reversed depending upon the relevant facts and circumstances existing at the time.

19. OTHER INVESTMENTS

     Included in other noncurrent assets at December 31, 1996 and 1995 are investments as follows:

                                                                                    1996       1995
                                                                                   -------    -------
                                                                                     (IN THOUSANDS)
Noncurrent:
     Investment in various Spanish interest-bearing bonds.......................   $23,113    $24,624
                                                                                   -------    -------
                                                                                   -------    -------

     The interest rates of such investments range from 6.95% to 12.35% at December 31, 1996 and at December 31, 1995. Maturities ranged from September 1998 to December 2002 at December 31, 1996 and at December 31, 1995. These investments are treated as held to maturity in accordance with SFAS No. 115, and are carried at amortized cost (see Note 2).

20. LITIGATION

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

     On January 4, 1995, Carlton filed a stockholder derivative complaint allegedly on behalf of TLC Beatrice in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950. In this stockholder derivative action, which has been amended twice, Carlton seeks to recover for the benefit of TLC Beatrice millions of dollars of corporate funds allegedly paid to the late Reginald F. Lewis and entities

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

controlled by or affiliated with him between 1987 and 1993. Named as defendants are the executrices of Mr. Lewis' estate, several entities allegedly controlled by the late Mr. Lewis, together with a number of current and former directors and a former officer of TLC Beatrice. The derivative complaint also names TLC Beatrice and three of its subsidiaries as nominal defendants.

     TLC Beatrice and the other defendants have filed answers and affirmative defenses to the derivative complaint denying all material allegations. For further information concerning the allegations of Carlton in this derivative lawsuit, reference is made to the derivative complaint, as amended, which have been filed as an Exhibit to the Registration Statement No. 33-88602 of TLC Beatrice filed with the Securities and Exchange Commission.

     A proposed settlement has resulted from the formation by TLC Beatrice's Board of Directors on May 24, 1996 of a Special Litigation Committee (the 'SLC'). On that date, the Board, including Carlton's representative on the Board, Paul Biddelman, unanimously voted to expand the size of the Board by two seats, elected Clifford L. Alexander, Jr. and William H. Webster to the Board and appointed Messrs. Alexander and Webster as directors, with no personal or business relationships or dealings with the defendants, TLC Beatrice or the Lewis family, to serve as the members of the SLC. The SLC was charged with the responsibility of investigating and evaluating the allegations and issues in the litigation and to consider and determine whether or not continued prosecution of the derivative complaint was in the best interests of TLC Beatrice and its shareholders and what action TLC Beatrice should take concerning the litigation in accordance with Delaware law.

     The SLC, through its counsel, entered into a Stipulation of Settlement dated November 12, 1996 with counsel for all of the defendants. Subject to the approval of the Court of Chancery of the State of Delaware, the Stipulation of Settlement would be a full and final settlement of the derivative action and would release defendants from all claims that were or could have been raised by Carlton or any other shareholder in the suit. Under the Stipulation of Settlement, the Lewis Estate has agreed to pay the Company the amount of $14,932,000 plus interest at the rate of 8% per annum until the Effective Date (as hereinafter defined) (the 'Settlement Amount'), pursuant to the following terms: (a) On the Effective Date, $2,000,000 in cash and a secured promissory note for the unpaid balance of the Settlement Amount, (b) from and after the Effective Date, interest on the Settlement amount shall be paid at a rate equal to the U.S. prime rate plus 1/2 of 1 percent compounded daily, (c) $500,000 in cash on May 1 and November 1 of each year, until payment of the Settlement Amount in full, and (d) a final payment of the balance of the Settlement Amount on May 1, 2004 if not paid in full prior thereto. For purposes of the Stipulation of Settlement, the Effective date shall be the date that the approval of the Stipulation of Settlement is considered final, which shall be the latest to occur (i) the expiration of the time for filing or noticing of any appeal or motion for reargument from the judgment, if any, of the Chancery Court of the State of Delaware approving the Stipulation of Settlement, (ii) the date of final affirmance on any appeal or reargument; (iii) the expiration of time for petitions for writs of certiorari and, if certiorari is granted, the date of final affirmance following review pursuant to such grant or (iv) the final dismissal of any appeal or proceedings on ceriorari.

     The payment of the Settlement Amount is to be secured by the personal guaranty of Loida N. Lewis and the pledge by the Lewis Estate of shares of Common Stock of the Company owned by the Lewis Estate, the number of shares to be pledged to be determined as follows: number of shares pledged equals Settlement Amount divided by $25.00 multiplied by 4.

     There can be no assurance that the Stipulation of Settlement will be approved, or if approved, what its final terms may be.

     TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. The ultimate outcome that may result from these matters may have a material effect on TLC Beatrice's consolidated financial condition and/or results of operations. No provision for any liability that may result from these matters has been made in the

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

consolidated financial statements. In addition, under certain circumstances, TLC Beatrice is obligated to reimburse the directors for their share of any judgement or settlement.

21. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

                                                                     YEAR ENDED                 YEAR ENDED
                                                                  DECEMBER 31, 1996          DECEMBER 31, 1995
                                                               -----------------------    -----------------------
                                                               CARRYING    FAIR MARKET    CARRYING    FAIR MARKET
                                                                VALUE         VALUE        VALUE         VALUE
                                                               --------    -----------    --------    -----------
                                                                                 (IN THOUSANDS)
                          ASSETS:
Cash and cash equivalents...................................   $ 95,784     $  95,784     $120,279     $ 120,279
Receivables, net............................................    150,817       150,817      165,989       165,989
Other current assets........................................     11,036        11,036       13,356        13,356
Other noncurrent assets.....................................     46,690        46,708       53,042        53,053
                        LIABILITIES:
Short-term debt and current portion of long-term debt.......     34,095        34,095       64,647        64,647
Accounts payable............................................    226,827       226,827      256,466       256,466
Taxes payable...............................................     18,563        18,563        8,996         8,996
Long-term debt..............................................    229,492       229,492      223,308       223,308
Deferred income taxes.......................................      7,409         7,409       18,180        18,180
Other noncurrent liabilities................................     23,487        23,487       29,944        29,944
Foreign currency swaps (receivable) payable.................     (5,548)        7,912        1,842         8,942

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

22. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The Company operates internationally, giving rise to significant exposure to market risk from changes in foreign exchange rates. In October 1995, the Company entered into currency swaps to reduce the risk that the cash inflows from its foreign subsidiaries will be adversely affected by changes in exchange rates and affect the Company's ability to meet interest payments on the Notes (see Note 11). The Company does not hold or issue financial instruments for trading purposes.

     Under the currency swap agreements, the Company agrees with other parties to exchange, at specified intervals, French francs for U.S. dollars, based on specified interest rates applied to the notional amount of the contract. At inception, the Company received approximately 660 million French francs in exchange for approximately $133 million. The Company receives interest in dollars at 11.50%

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

based on the notional U.S. dollar amount and pays interest in French francs at a weighted average rate of 12.51% based on the notional French franc amount. Interest payments and receipts occur semi-annually on March 25 and September 25. The swap agreements expire September 25 and October 1, 2000 and require final settlement of the notional amounts at those dates.

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

24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the calendar years 1996 and 1995:

                                                                   QUARTERS ENDED
                         ---------------------------------------------------------------------------------------------------
                             DECEMBER 31,              SEPTEMBER 30,               JUNE 30,                  MARCH 31,
                         ---------------------     ---------------------     ---------------------     ---------------------
                           1996         1995         1996         1995         1996         1995         1996         1995
                         --------     --------     --------     --------     --------     --------     --------     --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............    $558,168     $526,512     $551,019     $532,950     $585,736     $561,644     $530,390     $451,507
                         --------     --------     --------     --------     --------     --------     --------     --------
Gross profit.........      90,978       90,265      107,518      104,757      107,625      107,245       88,186       77,058
                         --------     --------     --------     --------     --------     --------     --------     --------
Income before
  extraordinary
  item...............       3,148        3,209        7,606        8,431        7,607        5,775        1,240        1,041
Extraordinary item,
  net of taxes.......       --          (3,092)       --           --           --           --           --           --
                         --------     --------     --------     --------     --------     --------     --------     --------
Net income...........    $  3,148     $    117     $  7,606     $  8,431     $  7,607     $  5,775     $  1,240     $  1,041
                         --------     --------     --------     --------     --------     --------     --------     --------
                         --------     --------     --------     --------     --------     --------     --------     --------
Net income per common
  share..............    $    .34     $    .01     $    .83     $    .92     $    .83     $    .63     $    .14     $    .11
                         --------     --------     --------     --------     --------     --------     --------     --------
                         --------     --------     --------     --------     --------     --------     --------     --------

     Net income per common share for each of the quarters is based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year's net income per share.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on February 28, 1997.

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

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------

            /s/ LOIDA N. LEWIS              Chairman of the Board and Chief Executive
 .........................................    Officer and Director
          (LOIDA NICOLAS LEWIS)

           /s/ PETER OFFERMANN              Executive Vice President and Chief Financial
 .........................................    Officer
            (PETER OFFERMANN)

            /s/ TERRI L. PIKE               Controller
 .........................................
             (TERRI L. PIKE)

      /s/ CLIFFORD L. ALEXANDER, JR.        Director
 .........................................
       (CLIFFORD L. ALEXANDER, JR.)

          /s/ LEE A. ARCHER, JR.            Director
 .........................................
           (LEE A. ARCHER, JR.)

         /s/ DORT A. CAMERON III            Director
 .........................................
          (DORT A. CAMERON III)

          /s/ ROBERT C. DEJONGH             Director
 .........................................
           (ROBERT C. DEJONGH)
                                                                                            February 28, 1997

          /s/ ANTHONY S. FUGETT             Director
 .........................................
           (ANTHONY S. FUGETT)

          /s/ REYNALDO P. GLOVER            Director
 .........................................
           (REYNALDO P. GLOVER)

           /s/ LESLIE N. LEWIS              Director
 .........................................
            (LESLIE N. LEWIS)

             /s/ JAMES E. OBI               Director
 .........................................
              (JAMES E. OBI)

         /s/ RICARDO J. OLIVAREZ            Director
 .........................................
          (RICARDO J. OLIVAREZ)
                                            Director
 ..........................................
           (SAMUEL P. PEABODY)

          /s/ WILLIAM H. WEBSTER            Director
 .........................................
           (WILLIAM H. WEBSTER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION                                             PAGE
------   ----------------------------------------------------------------------------------------------   ----

    *3(a) -- Restated Certificate of Incorporation of TLC Beatrice
   **3(b) -- By-Laws of TLC Beatrice
   **4   -- Form of Certificate for Common Stock
  **10(a) -- Beatrice International Pension Plan
  **10(b) -- Beatrice International Savings Plan
  **10(c) -- Beatrice International Supplemental Pension Plan
  **10(d) -- Management Incentive Plan
  **10(e) -- Beatrice International Severance Policy
  **10(f) --  Loan Agreement  dated as  of October  21, 1994  among TLC  Beatrice International Holdings
           France S.A., Banque Paribas and a syndicate of Banks, with Banque Paribas as agent thereof
  **10(g) -- Debenture Issue Contract dated October 21, 1994 between TLC Beatrice International Holdings
           France S.A. and First Britannia Mezzanine Capital B.V.
  **10(h) -- Facility Agreement dated March 31, 1994 between TLC Beatrice International (Irish) Holdings
           Limited and Banque Paribas
  **10(j) -- Employment Agreements between TLC  Beatrice and Vincent P.  O'Sullivan and Tayto, Ltd.  and
           Vincent P. O'Sullivan
  **10(k) -- Employment Agreement between TLC Beatrice and Reynaldo P. Glover
   *10(m) -- Employment Agreement between TLC Beatrice and Daniel Jux
  **10(n) --  Stockholders'  Agreement dated  as of  November 30,  1987,  as amended,  by and  among the
           Registrant, TLC Beatrice International Partners L.P. and certain other purchasers of  Common
           Stock
  **10(o) -- 1992 Stock Incentive Plan of TLC Beatrice
  **10(p) --  Common Stock Subscription Agreement  dated as of November 30,  1987 among TLC Beatrice and certain purchasers of its Common Stock
  **10(q) -- Termination Agreement dated as of October 3, 1994 between TLC Beatrice and Jean S.  Fugett,
           Jr.
  **10(r) --  Termination Agreement  dated as  of January  8, 1993  between TLC  Beatrice and  Albert M.
           Fenster
  **10(s) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and David A. Guarino
  **10(t) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and W. Kevin Wright
 ***10(u) -- Indenture dated as of October  2, 1995, between TLC Beatrice and  The Bank of New York,  as
           Trustee
 ***10(v) --  Facility Agreement  among Banque  Paribas, Smurfit Paribas  Bank Limited  and TLC Beatrice
           International (Irish) Holdings Limited
 ***10(w) -- Pledge and Security Agreement dated as of October 2, 1995, among TLC Beatrice International
           Holdings, Inc.,  TLC Beatrice  International Finance,  Inc. and  The Bank  of New  York,  as
           collateral trustee and as indenture trustee
 ***10(x) --  Pledge Agreement dated as of October  2, 1995, between TLC Beatrice International Holdings
           France S.A. and TLC Beatrice International Finance, Inc.
 ***10(y) -- Pledge Agreement dated  October 2, 1995, among  TLC Beatrice International Holdings,  Inc.,
           TLC  Beatrice  International  Netherlands  Holdings,  B.V. and  The  Bank  of  New  York, as
           collateral trustee
****10(z) -- Put Option dated June 8, 1995 among TLC Beatrice International Holdings France S.A. and Mr.
           Jean Ernest Desire Baud and Mr. Robert Henri Jean Baud.
****10(aa) -- Put Option dated June 8, 1995  between TLC Beatrice International Holdings France S.A.  and
           The Estate of Mr. Andre Albert Jacques Baud.
****10(bb) --  Retained Stock Agreement dated  December 1, 1983 between  Beatrice Foods Co. and Genevieve
           Baud Fiat.


EXHIBIT
NUMBER                                            DESCRIPTION                                             PAGE
------   ----------------------------------------------------------------------------------------------   ----
****10(cc) -- Retained Stock Agreement dated December 1, 1983 between Beatrice Foods Co. and Robert Baud.
****10(dd) -- Retained Stock  Agreement dated December  1, 1983  between Beatrice Foods  Co. and  Bernard
           Baud.
****10(ee) --  Letter Agreement dated July  26, 1989 among TLC  Beatrice International Holdings, Inc. and
           Genevieve Fiat Baud, Robert Baud and Bernard Baud
****10(ff) -- Letter  Agreement  dated June  8,  1995 among  TLC  Beatrice International  Holdings,  Inc.
           Genevieve Fiat Baud, Robert Baud and Bernard Baud.
****10(gg) --  Put Option dated December  23, 1992 among TLC  Beatrice International Holdings France S.A.
           and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud  and
           Mr. Robert Henri Jean Baud.
****10(hh) --  Put Option dated December  23, 1992 among TLC  Beatrice International Holdings France S.A.
           and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud  and
           Mr. Robert Henri Jean Baud.
****10(ii) -- Amending Agreement dated June 8, 1995 among TLC Beatrice International Holdings France S.A.
           and  Sibel, Mr. Bernard  Baud, Mr. Jean Ernest  Desire Baud, The Estate  of Mr. Andre Albert
           Jacques Baud and Mr. Robert Henri Jean Baud.
****10(jj) -- Put  Option  dated December  23,  1992 among  International  Foods (Paris)  S.A.  and  R.B.
           Participations, B.B. Participations, and G.B.F. Participations.
****10(kk) --  Put  Option  dated December  23,  1992 among  International  Foods (Paris)  S.A.  and R.B.
           Participations, B.B. Participations, and G.B.F. Participations.
****10(ll) -- Amending Agreement  dated June  8, 1995  among International  Foods (Paris)  S.A. and  R.B.
           Participations, B.B. Participations, and G.B.F. Participations.
****10(mm) --   Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
           Participations and D.B. Participations.
****10(nn) --  Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and   C.B.
           Participations and D.B. Participations.
****10(oo) --  Put Option dated  June 8, 1995 among  TLC Beatrice International  Holdings France S.A. and
           Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
****10(pp) -- Put Option dated  June 8, 1995  among TLC Beatrice International  Holdings France S.A.  and
           Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
 ***10(qq) -- Amending Agreement dated September 5, 1995 among TLC Beatrice International Holdings France
           S.A.  and Sibel,  Mr. Bernard Baud,  Mr. Jean  Ernest Desire Baud,  The Estate  of Mr. Andre
           Albert Jacques Baud and Mr. Robert Henri Jean Baud.
 ***10(rr) -- Amending Agreement dated September 5, 1995 among International Foods (Paris) S.A. and  R.B.
           Participations, B.B. Participations, and G.B.F. Participations.
 ***10(ss) --  Amending Agreement dated September 5, 1995 among International Foods (Paris) S.A. and C.B.
           Participations and D.B. Participations.
    10(tt) -- TLC Beatrice International Holdings, Inc. 1996 Annual Incentive Plan
   *10(uu) -- TLC Beatrice International Holdings, Inc. 1996 Long Term Incentive Stock Option Plan
   *10(vv) -- Termination Agreement dated as of November 30, 1995 between the Registrant and Carl Brody
    10(ww) -- Employment Agreement between TLC Beatrice and Peter Offermann
    21   -- Subsidiaries of TLC Beatrice
  **99(a) -- Complaint filed by Carlton Investments and Answer filed in response thereto by TLC Beatrice
           International Holdings,  Inc.  in litigation  titled  Carlton Investments  v.  TLC  Beatrice
           International  Holdings, Inc. et al., Supreme Court of  the State of New York, County of New
           York


EXHIBIT
NUMBER                                            DESCRIPTION                                             PAGE
------   ----------------------------------------------------------------------------------------------   ----
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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION                                             PAGE
------   ----------------------------------------------------------------------------------------------   ----
    *3(a) --  Restated Certificate of Incorporation of TLC Beatrice
   **3(b) --  By-Laws of TLC Beatrice
   **4    --  Form of Certificate for Common Stock
  **10(a) --  Beatrice International Pension Plan
  **10(b) --  Beatrice International Savings Plan
  **10(c) --  Beatrice International Supplemental Pension Plan
  **10(d) --  Management Incentive Plan
  **10(e) --  Beatrice International Severance Policy
  **10(f) --  Loan Agreement  dated as  of October  21, 1994  among TLC  Beatrice International  Holdings
              France S.A., Banque Paribas and a syndicate of Banks, with Banque Paribas as agent  thereof
  **10(g) --  Debenture Issue Contract dated October 21, 1994 between TLC Beatrice International Holdings
              France S.A. and First Britannia Mezzanine Capital B.V.
  **10(h) --  Facility Agreement dated March 31, 1994 between TLC Beatrice International (Irish) Holdings
              Limited and Banque Paribas
  **10(j) --  Employment Agreements between TLC  Beatrice and Vincent P.  O'Sullivan and Tayto, Ltd.  and
              Vincent P. O'Sullivan
  **10(k) --  Employment Agreement between TLC Beatrice and Reynaldo P. Glover
   *10(m) --  Employment Agreement between TLC Beatrice and Daniel Jux
  **10(n) --  Stockholders'  Agreement dated  as of  November 30,  1987,  as amended,  by and   among the
              Registrant, TLC Beatrice International Partners L.P. and certain other purchasers of Common
              Stock
  **10(o) --  1992 Stock Incentive Plan of TLC Beatrice
  **10(p) --  Common Stock Subscription Agreement  dated as of November 30,  1987 among TLC Beatrice  and certain purchasers of its Common Stock
  **10(q) --  Termination Agreement dated as of October 3, 1994 between TLC Beatrice and Jean S.  Fugett,
              Jr.
  **10(r) --  Termination Agreement  dated as  of January  8, 1993  between TLC  Beatrice and   Albert M.
              Fenster
  **10(s) --  Termination Agreement dated as of June 30, 1994 between TLC Beatrice and  David  A. Guarino
  **10(t) --  Termination Agreement dated as of June 30, 1994 between TLC Beatrice and  W.  Kevin  Wright
 ***10(u) --  Indenture dated as of October  2, 1995, between TLC Beatrice and  The Bank of New York,  as
              Trustee
 ***10(v) --  Facility Agreement  among Banque  Paribas, Smurfit Paribas  Bank Limited  and TLC  Beatrice
              International (Irish) Holdings Limited
 ***10(w) --  Pledge and Security Agreement dated as of October 2, 1995, among TLC Beatrice International
              Holdings, Inc.,  TLC Beatrice  International Finance,  Inc. and  The Bank  of New York,  as
              collateral trustee and as indenture trustee
 ***10(x) --  Pledge Agreement dated as of October  2, 1995, between TLC Beatrice International  Holdings
              France S.A. and TLC Beatrice International Finance, Inc.
 ***10(y) --  Pledge Agreement dated  October 2, 1995, among  TLC Beatrice International Holdings,  Inc.,
              TLC  Beatrice  International  Netherlands  Holdings,  B.V. and  The  Bank  of  New York, as
              collateral trustee
****10(z) --  Put Option dated June 8, 1995 among TLC Beatrice International Holdings France S.A. and Mr.
              Jean Ernest Desire Baud and Mr. Robert Henri Jean Baud.
****10(aa) -- Put Option dated June 8, 1995  between TLC Beatrice International Holdings France S.A.  and
              The Estate of Mr. Andre Albert Jacques Baud.
****10(bb) -- Retained Stock Agreement dated  December 1, 1983 between  Beatrice Foods Co. and  Genevieve
              Baud Fiat.

EXHIBIT
NUMBER                                            DESCRIPTION                                             PAGE
------   ----------------------------------------------------------------------------------------------   ----
****10(cc) -- Retained Stock Agreement dated December 1, 1983 between Beatrice Foods Co. and Robert Baud.
****10(dd) -- Retained Stock  Agreement dated December  1, 1983  between Beatrice Foods  Co. and  Bernard
              Baud.
****10(ee) -- Letter Agreement dated July  26, 1989 among TLC  Beatrice International Holdings,  Inc. and
              Genevieve Fiat Baud, Robert Baud and Bernard Baud
****10(ff) -- Letter  Agreement  dated June  8,  1995 among  TLC  Beatrice International  Holdings,  Inc.
              Genevieve Fiat Baud, Robert Baud and Bernard Baud.
****10(gg) -- Put Option dated December  23, 1992 among TLC  Beatrice International Holdings  France S.A.
              and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud and
              Mr. Robert Henri Jean Baud.
****10(hh) -- Put Option dated December  23, 1992 among TLC  Beatrice International Holdings France  S.A.
              and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert Jacques Baud and
              Mr. Robert Henri Jean Baud.
****10(ii) -- Amending Agreement dated June 8, 1995 among TLC Beatrice International Holdings France S.A.
              and  Sibel, Mr. Bernard  Baud, Mr. Jean Ernest  Desire Baud, The Estate of Mr. Andre Albert
              Jacques Baud and Mr. Robert Henri Jean Baud.
****10(jj) -- Put  Option  dated December  23,  1992 among  International  Foods (Paris)  S.A.  and  R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(kk) -- Put  Option  dated December  23,  1992 among  International  Foods (Paris)  S.A.  and  R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(ll) -- Amending Agreement  dated June  8, 1995  among International  Foods (Paris)  S.A. and  R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
****10(mm) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.   and   C.B.
              Participations and D.B. Participations.
****10(nn) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.   and   C.B.
              Participations and D.B. Participations.
****10(oo) -- Put Option dated  June 8, 1995 among  TLC Beatrice International  Holdings France  S.A. and
              Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
****10(pp) -- Put Option dated  June 8, 1995  among TLC Beatrice International  Holdings France S.A.  and
              Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
 ***10(qq) -- Amending Agreement dated September 5, 1995 among TLC Beatrice International Holdings France
              S.A.  and Sibel,  Mr. Bernard Baud,  Mr. Jean  Ernest Desire Baud,  The Estate of Mr. Andre
              Albert Jacques Baud and Mr. Robert Henri Jean Baud.
 ***10(rr) -- Amending Agreement dated September 5, 1995 among International Foods (Paris) S.A. and  R.B.
              Participations, B.B. Participations, and G.B.F. Participations.
 ***10(ss) -- Amending Agreement dated September 5, 1995 among International Foods (Paris)  S.A. and C.B.
              Participations and D.B. Participations.
    10(tt) -- TLC Beatrice International Holdings, Inc. 1996 Annual Incentive Plan
   *10(uu) -- TLC Beatrice International Holdings, Inc. 1996 Long Term Incentive Stock Option Plan
   *10(vv) -- Termination Agreement dated as of November 30, 1995 between the Registrant and  Carl  Brody
    10(ww) -- Employment Agreement between TLC Beatrice and Peter Offermann
    21     -- Subsidiaries of TLC Beatrice
  **99(a)  -- Complaint filed by Carlton Investments and Answer filed in response thereto by TLC Beatrice
              International Holdings,  Inc.  in litigation  titled  Carlton Investments  v. TLC  Beatrice
              International Holdings, Inc. et al., Supreme Court of  the State of New York, County of New
              York


EXHIBIT
NUMBER                                            DESCRIPTION                                             PAGE
------   ----------------------------------------------------------------------------------------------   ----
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