Form 10-K405/A
period 1996-12-31
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1997-05-05
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                  FORM 10-K/A

(MARK ONE)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1996 OR
[ ]        TRANSITION  REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934 FOR THE TRANSITION
           PERIOD FROM TO

                        COMMISSION FILE NUMBER: 33-68992

                                   ---------

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

                                   ---------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                               None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

                                   ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _'ch'_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 or any amendment to the registrant's Form 10-K. ['ch']

     As of February 28, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 9,138,465 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of the registrant's Form 10-K.

________________________________________________________________________________

     This amendment on Form 10-K/A to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is being filed solely to file the exhibit attached hereto with the Securities and Exchange Commission. The Registrant is not updating or modifying any other information in its Form 10-K at this time.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this Report:

         3. List of Exhibits:


EXHIBIT
NUMBER                                            DESCRIPTION
-------   --------------------------------------------------------------------------------------------
     *3(a) -- Restated Certificate of Incorporation of TLC Beatrice
    **3(b) -- By-Laws of TLC Beatrice
    **4    -- Form of Certificate for Common Stock
   **10(a) -- Beatrice International Pension Plan
   **10(b) -- Beatrice International Savings Plan
   **10(c) -- Beatrice International Supplemental Pension Plan
   **10(d) -- Management Incentive Plan
   **10(e) -- Beatrice International Severance Policy
   **10(f) -- Loan  Agreement dated  as of October  21, 1994 among  TLC Beatrice International Holdings
              France  S.A.,  Banque  Paribas  and a syndicate  of Banks,  with Banque Paribas as  agent thereof
   **10(g) -- Debenture  Issue Contract  dated  October 21,  1994  between TLC  Beatrice  International
              Holdings France S.A. and First Britannia Mezzanine Capital B.V.
   **10(h) -- Facility  Agreement  dated  March  31, 1994  between  TLC Beatrice  International (Irish)
              Holdings Limited and Banque Paribas
   **10(j) -- Employment Agreements between TLC Beatrice and Vincent P. O'Sullivan and Tayto, Ltd.  and
              Vincent P. O'Sullivan
   **10(k) -- Employment Agreement between TLC Beatrice and Reynaldo P. Glover
    *10(m) -- Employment Agreement between TLC Beatrice and Daniel Jux
   **10(n) -- Stockholders'  Agreement  dated as  of November 30,  1987, as  amended, by  and among the
              Registrant, TLC Beatrice International Partners  L.P. and  certain  other  purchasers  of
              Common Stock
   **10(o) -- 1992 Stock Incentive Plan of TLC Beatrice
   **10(p) -- Common  Stock Subscription Agreement dated as of November 30, 1987 among TLC Beatrice and certain purchasers of its Common Stock
   **10(q) -- Termination  Agreement dated  as of  October 3,  1994 between  TLC Beatrice  and Jean  S.
              Fugett, Jr.
   **10(r) -- Termination  Agreement  dated as of  January 8, 1993  between TLC Beatrice  and Albert M.
              Fenster
   **10(s) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and David A. Guarino
   **10(t) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and W. Kevin Wright
  ***10(u) -- Indenture dated as of October 2, 1995, between TLC Beatrice and The Bank of New York,  as
              Trustee
  ***10(v) -- Facility  Agreement among Banque  Paribas, Smurfit Paribas Bank  Limited and TLC Beatrice
              International (Irish) Holdings Limited
  ***10(w) -- Pledge  and  Security  Agreement  dated  as  of  October  2,  1995,  among  TLC  Beatrice
              International  Holdings, Inc., TLC Beatrice International Finance, Inc. and  The Bank  of
              New York, as collateral trustee and as indenture trustee
  ***10(x) -- Pledge Agreement dated as of October 2, 1995, between TLC Beatrice International Holdings
              France S.A. and TLC Beatrice International Finance, Inc.
  ***10(y) -- Pledge  Agreement dated October 2, 1995, among TLC Beatrice International Holdings, Inc.,
              TLC Beatrice International Netherlands Holdings,  B.V.  and The  Bank  of New  York,  as
              collateral trustee
 ****10(z) -- Put  Option dated June 8, 1995 among  TLC Beatrice International Holdings France S.A. and
              Mr. Jean Ernest Desire Baud and Mr. Robert Henri Jean Baud.
 ****10(aa) -- Put Option dated June 8, 1995 between TLC Beatrice International Holdings France S.A. and
              The Estate of Mr. Andre Albert Jacques Baud.
 ****10(bb) -- Retained Stock Agreement dated December 1, 1983 between Beatrice Foods Co. and  Genevieve
              Baud Fiat.

EXHIBIT
NUMBER                                            DESCRIPTION
-------   ---------------------------------------------------------------------------------------------
 ****10(cc) -- Retained Stock Agreement  dated December 1,  1983 between Beatrice  Foods Co. and  Robert
               Baud.
 ****10(dd) -- Retained Stock Agreement dated  December 1, 1983 between  Beatrice Foods Co. and  Bernard
               Baud.
 ****10(ee) -- Letter  Agreement dated July 26, 1989 among TLC Beatrice International Holdings, Inc. and
               Genevieve Fiat Baud, Robert Baud and Bernard Baud
 ****10(ff) -- Letter  Agreement dated  June 8,  1995 among  TLC Beatrice  International Holdings,  Inc.
               Genevieve Fiat Baud, Robert Baud and Bernard Baud.
 ****10(gg) -- Put  Option dated December 23, 1992 among TLC Beatrice International Holdings France S.A.
               and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert  Jacques  Baud
               and Mr. Robert Henri Jean Baud.
 ****10(hh) -- Put  Option dated December 23, 1992 among TLC Beatrice International Holdings France S.A.
               and Sibel, Mr. Bernard Baud,  Mr. Jean Ernest Desire Baud,  Mr. Andre Albert Jacques Baud
               and Mr. Robert Henri Jean Baud.
 ****10(ii) -- Amending  Agreement dated June  8, 1995 among TLC  Beatrice International Holdings France
               S.A. and Sibel, Mr.  Bernard Baud, Mr. Jean  Ernest Desire Baud, The  Estate of Mr. Andre
               Albert Jacques Baud and Mr. Robert Henri Jean Baud.
 ****10(jj) -- Put  Option  dated  December 23,  1992 among  International Foods  (Paris) S.A.  and R.B.
               Participations, B.B. Participations, and G.B.F. Participations.
 ****10(kk) -- Put  Option dated  December 23,  1992 among  International Foods  (Paris) S.A.  and  R.B.
               Participations, B.B. Participations, and G.B.F. Participations.
 ****10(ll) -- Amending  Agreement dated  June 8, 1995  among International Foods  (Paris) S.A. and R.B.
               Participations, B.B. Participations, and G.B.F. Participations.
 ****10(mm) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
               Participations and D.B. Participations.
 ****10(nn) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
               Participations and D.B. Participations.
 ****10(oo) -- Put Option dated June 8, 1995  among TLC Beatrice International Holdings France S.A.  and
               Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
 ****10(pp) -- Put  Option dated June 8, 1995 among  TLC Beatrice International Holdings France S.A. and
               Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
  ***10(qq) -- Amending Agreement  dated September  5, 1995  among TLC  Beatrice International  Holdings
               France S.A. and Sibel, Mr. Bernard  Baud, Mr. Jean Ernest Desire  Baud, The Estate of Mr.
               Andre Albert Jacques Baud and Mr. Robert Henri Jean Baud.
  ***10(rr) -- Amending Agreement  dated September 5,  1995 among International  Foods (Paris) S.A.  and
               R.B. Participations, B.B. Participations, and G.B.F. Participations.
  ***10(ss) -- Amending  Agreement dated  September 5, 1995  among International Foods  (Paris) S.A. and
               C.B. Participations and D.B. Participations.
*****10(tt) -- TLC Beatrice International Holdings, Inc. 1996 Annual Incentive Plan
    *10(uu) -- TLC Beatrice International Holdings, Inc. 1996 Long Term Incentive Stock Option Plan
    *10(vv) -- Termination Agreement dated as of November 30, 1995 between the Registrant and Carl Brody
*****10(ww) -- Employment Agreement between TLC Beatrice and Peter Offermann
*****21     -- Subsidiaries of TLC Beatrice
     27     -- Financial Data Schedule
   **99(a)  -- Complaint  filed by  Carlton Investments  and Answer  filed in  response thereto  by TLC
               Beatrice  International Holdings,  Inc. in  litigation titled Carlton Investments v. TLC
               Beatrice International Holdings,  Inc. et al.,  Supreme Court  of the State of New York,
               County of New York

EXHIBIT
NUMBER                                            DESCRIPTION
-------   --------------------------------------------------------------------------------------------
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

***** Filed with the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on May 5, 1997.

                                          TLC BEATRICE  INTERNATIONAL  HOLDINGS,
                                          INC.

                                          By:    /s/ LOIDA NICOLAS LEWIS
                                             ...................................
                                                    LOIDA NICOLAS LEWIS
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------
        /s/ LOIDA NICOLAS LEWIS            Chairman of the Board and Chief Executive
 .........................................    Officer and Director
          (LOIDA NICOLAS LEWIS)

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

            /s/ TERRI L. PIKE              Controller
 .........................................
             (TERRI L. PIKE)

      /s/ CLIFFORD L. ALEXANDER, JR.        Director
 .........................................
       (CLIFFORD L. ALEXANDER, JR.)

          /s/ LEE A. ARCHER, JR.            Director
 .........................................
           (LEE A. ARCHER, JR.)

                                            Director
 .........................................
          (DORT A. CAMERON III)

         /s/ ROBERT C. DEJONGH              Director
 .........................................
           (ROBERT C. DEJONGH)
                                                                                             May  5, 1997
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

         /s/ REYNALDO P. GLOVER             Director
 .........................................
           (REYNALDO P. GLOVER)

           /s/ LESLIE N. LEWIS              Director
 .........................................
            (LESLIE N. LEWIS)

             /s/ JAMES E. OBI               Director
 .........................................
              (JAMES E. OBI)

        /s/ RICARDO J. OLIVAREZ             Director
 .........................................
          (RICARDO J. OLIVAREZ)

         /s/ SAMUEL P. PEABODY              Director
 ..........................................
           (SAMUEL P. PEABODY)

         /s/ WILLIAM H. WEBSTER             Director
 .........................................
           (WILLIAM H. WEBSTER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION                                            PAGE
-------   --------------------------------------------------------------------------------------------   ----
     *3(a) -- Restated Certificate of Incorporation of TLC Beatrice
    **3(b) -- By-Laws of TLC Beatrice
    **4    -- Form of Certificate for Common Stock
   **10(a) -- Beatrice International Pension Plan
   **10(b) -- Beatrice International Savings Plan
   **10(c) -- Beatrice International Supplemental Pension Plan
   **10(d) -- Management Incentive Plan
   **10(e) -- Beatrice International Severance Policy
   **10(f) -- Loan  Agreement dated  as of October  21, 1994 among  TLC Beatrice International Holdings
              France  S.A.,  Banque  Paribas  and a syndicate  of Banks,  with Banque Paribas as  agent thereof
   **10(g) -- Debenture  Issue Contract  dated  October 21,  1994  between TLC  Beatrice  International
              Holdings France S.A. and First Britannia Mezzanine Capital B.V.
   **10(h) -- Facility  Agreement  dated  March  31, 1994  between  TLC Beatrice  International (Irish)
              Holdings Limited and Banque Paribas
   **10(j) -- Employment Agreements between TLC Beatrice and Vincent P. O'Sullivan and Tayto, Ltd.  and
              Vincent P. O'Sullivan
   **10(k) -- Employment Agreement between TLC Beatrice and Reynaldo P. Glover
    *10(m) -- Employment Agreement between TLC Beatrice and Daniel Jux
   **10(n) -- Stockholders'  Agreement  dated as  of November 30,  1987, as  amended, by  and among the
              Registrant, TLC Beatrice International Partners  L.P. and  certain  other  purchasers  of
              Common Stock
   **10(o) -- 1992 Stock Incentive Plan of TLC Beatrice
   **10(p) -- Common  Stock Subscription Agreement dated as of November 30, 1987 among TLC Beatrice and certain purchasers of its Common Stock
   **10(q) -- Termination  Agreement dated  as of  October 3,  1994 between  TLC Beatrice  and Jean  S.
              Fugett, Jr.
   **10(r) -- Termination  Agreement  dated as of  January 8, 1993  between TLC Beatrice  and Albert M.
              Fenster
   **10(s) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and David A. Guarino
   **10(t) -- Termination Agreement dated as of June 30, 1994 between TLC Beatrice and W. Kevin Wright
  ***10(u) -- Indenture dated as of October 2, 1995, between TLC Beatrice and The Bank of New York,  as
              Trustee
  ***10(v) -- Facility  Agreement among Banque  Paribas, Smurfit Paribas Bank  Limited and TLC Beatrice
              International (Irish) Holdings Limited
  ***10(w) -- Pledge  and  Security  Agreement  dated  as  of  October  2,  1995,  among  TLC  Beatrice
              International  Holdings, Inc., TLC Beatrice International Finance, Inc. and  The Bank  of
              New York, as collateral trustee and as indenture trustee
  ***10(x) -- Pledge Agreement dated as of October 2, 1995, between TLC Beatrice International Holdings
              France S.A. and TLC Beatrice International Finance, Inc.
  ***10(y) -- Pledge  Agreement dated October 2, 1995, among TLC Beatrice International Holdings, Inc.,
              TLC Beatrice International Netherlands Holdings,  B.V.  and The  Bank  of New  York,  as
              collateral trustee
 ****10(z) -- Put  Option dated June 8, 1995 among  TLC Beatrice International Holdings France S.A. and
              Mr. Jean Ernest Desire Baud and Mr. Robert Henri Jean Baud.
 ****10(aa) -- Put Option dated June 8, 1995 between TLC Beatrice International Holdings France S.A. and
              The Estate of Mr. Andre Albert Jacques Baud.
 ****10(bb) -- Retained Stock Agreement dated December 1, 1983 between Beatrice Foods Co. and  Genevieve
              Baud Fiat.

EXHIBIT
NUMBER                                            DESCRIPTION                                            PAGE
-------   --------------------------------------------------------------------------------------------   ----
 ****10(cc) -- Retained Stock Agreement  dated December 1,  1983 between Beatrice  Foods Co. and  Robert
               Baud.
 ****10(dd) -- Retained Stock Agreement dated  December 1, 1983 between  Beatrice Foods Co. and  Bernard
               Baud.
 ****10(ee) -- Letter  Agreement dated July 26, 1989 among TLC Beatrice International Holdings, Inc. and
               Genevieve Fiat Baud, Robert Baud and Bernard Baud
 ****10(ff) -- Letter  Agreement dated  June 8,  1995 among  TLC Beatrice  International Holdings,  Inc.
               Genevieve Fiat Baud, Robert Baud and Bernard Baud.
 ****10(gg) -- Put  Option dated December 23, 1992 among TLC Beatrice International Holdings France S.A.
               and Sibel, Mr. Bernard Baud, Mr. Jean Ernest Desire Baud, Mr. Andre Albert  Jacques  Baud
               and Mr. Robert Henri Jean Baud.
 ****10(hh) -- Put  Option dated December 23, 1992 among TLC Beatrice International Holdings France S.A.
               and Sibel, Mr. Bernard Baud,  Mr. Jean Ernest Desire Baud,  Mr. Andre Albert Jacques Baud
               and Mr. Robert Henri Jean Baud.
 ****10(ii) -- Amending  Agreement dated June  8, 1995 among TLC  Beatrice International Holdings France
               S.A. and Sibel, Mr.  Bernard Baud, Mr. Jean  Ernest Desire Baud, The  Estate of Mr. Andre
               Albert Jacques Baud and Mr. Robert Henri Jean Baud.
 ****10(jj) -- Put  Option  dated  December 23,  1992 among  International Foods  (Paris) S.A.  and R.B.
               Participations, B.B. Participations, and G.B.F. Participations.
 ****10(kk) -- Put  Option dated  December 23,  1992 among  International Foods  (Paris) S.A.  and  R.B.
               Participations, B.B. Participations, and G.B.F. Participations.
 ****10(ll) -- Amending  Agreement dated  June 8, 1995  among International Foods  (Paris) S.A. and R.B.
               Participations, B.B. Participations, and G.B.F. Participations.
 ****10(mm) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
               Participations and D.B. Participations.
 ****10(nn) -- Put  Option  dated  June  8,  1995  among  International  Foods  (Paris)  S.A.  and  C.B.
               Participations and D.B. Participations.
 ****10(oo) -- Put Option dated June 8, 1995  among TLC Beatrice International Holdings France S.A.  and
               Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
 ****10(pp) -- Put  Option dated June 8, 1995 among  TLC Beatrice International Holdings France S.A. and
               Sibel, The Estate of Mr. Andre Albert Jacques Baud and Mr. Francois Louis Leon Fiat.
  ***10(qq) -- Amending Agreement  dated September  5, 1995  among TLC  Beatrice International  Holdings
               France S.A. and Sibel, Mr. Bernard  Baud, Mr. Jean Ernest Desire  Baud, The Estate of Mr.
               Andre Albert Jacques Baud and Mr. Robert Henri Jean Baud.
  ***10(rr) -- Amending Agreement  dated September 5,  1995 among International  Foods (Paris) S.A.  and
               R.B. Participations, B.B. Participations, and G.B.F. Participations.
  ***10(ss) -- Amending  Agreement dated  September 5, 1995  among International Foods  (Paris) S.A. and
               C.B. Participations and D.B. Participations.
*****10(tt) -- TLC Beatrice International Holdings, Inc. 1996 Annual Incentive Plan
    *10(uu) -- TLC Beatrice International Holdings, Inc. 1996 Long Term Incentive Stock Option Plan
    *10(vv) -- Termination Agreement dated as of November 30, 1995 between the Registrant and Carl Brody
*****10(ww) -- Employment Agreement between TLC Beatrice and Peter Offermann
*****21     -- Subsidiaries of TLC Beatrice
     27     -- Financial Data Schedule
   **99(a)  -- Complaint  filed by  Carlton Investments  and Answer  filed in  response thereto  by TLC
               Beatrice  International Holdings,  Inc. in  litigation titled Carlton Investments v. TLC
               Beatrice International Holdings,  Inc. et al.,  Supreme Court  of the State of New York,
               County of New York

EXHIBIT
NUMBER                                            DESCRIPTION                                            PAGE
-------   --------------------------------------------------------------------------------------------   ----
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

***** Filed with the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.


                         STATEMENT OF DIFFERENCES

The checkmark shall be expressed as ......'ch'