Form 10-Q
period 1997-03-31
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1997-05-06
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ------------------------------
                                   FORM 10-Q

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 6, 1997 the registrant had 9,138,465 shares of common stock outstanding.

________________________________________________________________________________

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets -- March 31, 1997 (unaudited) and December 31, 1996.......................     3

     Consolidated Statements of Income for the three-month periods ended March 31, 1997 and 1996
      (unaudited)..........................................................................................     4

     Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996
      (unaudited)..........................................................................................     5

     Notes to Consolidated Financial Statements............................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............     9

Part II -- Other Information

Item 1. Legal Proceedings..................................................................................    14

Item 4. Submission of Matters to a Vote of Security Holders................................................    14

Item 6. Exhibits and Reports on Form 8-K...................................................................    14

Signatures.................................................................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           1997            1996
                                                                                        -----------    ------------
                                                                                        (UNAUDITED)

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $  84,454       $ 95,784
     Receivables, net................................................................      157,015        150,817
     Inventories, net................................................................      116,030        117,461
     Other current assets............................................................       16,780         11,036
                                                                                        -----------    ------------
          Total current assets.......................................................      374,279        375,098
Property, plant and equipment, net...................................................      245,621        263,859
Goodwill, net of accumulated amortization of $21,070 and $23,539 at March 31, 1997
  and December 31, 1996, respectively................................................       82,530         90,509
Other noncurrent assets..............................................................       58,370         52,238
                                                                                        -----------    ------------
          Total assets...............................................................    $ 760,800       $781,704
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................    $  53,600       $ 34,095
     Accounts payable................................................................      222,510        226,827
     Taxes currently payable.........................................................       20,243         18,563
     Accrued expenses................................................................       45,146         58,174
                                                                                        -----------    ------------
          Total current liabilities..................................................      341,499        337,659
Long-term debt.......................................................................      227,473        229,492
Deferred income taxes................................................................        3,865          7,409
Minority interests...................................................................       70,595         77,447
Other noncurrent liabilities.........................................................       30,630         23,487
                                                                                        -----------    ------------
          Total liabilities..........................................................      674,062        675,494
                                                                                        -----------    ------------
Commitments and contingencies........................................................       --             --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................       --             --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................           97             97
     Additional paid-in capital......................................................        9,653          9,653
     Treasury stock (611,535 shares).................................................      (23,200)       (23,200)
     Retained earnings...............................................................      156,476        157,148
     Cumulative foreign currency translation adjustment..............................      (56,288)       (37,488)
                                                                                        -----------    ------------
          Total stockholders' equity.................................................       86,738        106,210
                                                                                        -----------    ------------
          Total liabilities and stockholders' equity.................................    $ 760,800       $781,704
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ----------------------------
                                                                                          1997             1996
                                                                                       -----------      -----------
                                                                                               (UNAUDITED)
Net sales...........................................................................    $ 513,737        $ 530,390
                                                                                       -----------      -----------
Operating expenses:
     Cost of sales..................................................................      424,244          442,204
     Selling, general and administrative expenses...................................       72,940           73,440
     Amortization of intangible assets..............................................        1,034              731
                                                                                       -----------      -----------
          Total operating expenses..................................................      498,218          516,375
                                                                                       -----------      -----------
Operating income....................................................................       15,519           14,015
                                                                                       -----------      -----------
Other income (expense):
     Interest income................................................................        1,339            1,992
     Interest expense...............................................................       (6,897)          (8,733)
     Other income...................................................................          272              157
                                                                                       -----------      -----------
          Total other income (expense)..............................................       (5,286)          (6,584)
                                                                                       -----------      -----------
Income from operations before income taxes and minority interests in earnings.......       10,233            7,431
Income taxes........................................................................       (4,179)          (2,071)
Minority interests in earnings......................................................       (4,716)          (4,120)
                                                                                       -----------      -----------
Net income..........................................................................    $   1,338        $   1,240
                                                                                       -----------      -----------
                                                                                       -----------      -----------
Net income per common share.........................................................         $.15             $.14
                                                                                       -----------      -----------
                                                                                       -----------      -----------
Weighted average number of common shares outstanding................................        9,138            9,138
                                                                                       -----------      -----------
                                                                                       -----------      -----------
Cash dividends per common share.....................................................    $     .22        $     .11
                                                                                       -----------      -----------
                                                                                       -----------      -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          --------------------------
                                                                                             1997           1996
                                                                                          -----------    -----------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................................    $   1,338      $   1,240
  Items not affecting cash:
     Depreciation and amortization of intangible assets................................       10,306          8,930
     Minority interests in earnings, net...............................................       (5,809)         4,120
     Deferred income taxes and other items, net........................................       (4,286)        (5,914)
  Changes in working capital:
     Receivables.......................................................................      (18,300)       (20,227)
     Inventories.......................................................................       (8,105)           656
     Accounts payable and accrued expenses.............................................        3,829        (14,353)
     Taxes payable.....................................................................        3,301          3,322
     Other current assets..............................................................       (6,768)        (2,192)
                                                                                          -----------    -----------
          Net cash used in operating activities........................................      (24,494)       (24,418)
                                                                                          -----------    -----------
  Cash flows from investing activities:
     Expenditures for property, plant and equipment....................................      (13,125)       (17,918)
     Proceeds from disposal of assets..................................................        6,801          1,147
     Other investments.................................................................         (376)          (468)
                                                                                          -----------    -----------
          Net cash used in investing activities........................................       (6,700)       (17,239)
                                                                                          -----------    -----------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt..........................................        7,973          3,931
     Repayment of long-term bank borrowings............................................       (4,915)        (3,190)
     Net proceeds from short-term debt.................................................       21,523          3,983
     Common stock dividends............................................................       (2,010)        (1,005)
                                                                                          -----------    -----------
          Net cash provided by financing activities....................................       22,571          3,719
                                                                                          -----------    -----------
Foreign exchange effects on cash and cash equivalents..................................       (2,707)           214
                                                                                          -----------    -----------
Net decrease in cash and cash equivalents..............................................      (11,330)       (37,724)
Cash and cash equivalents at beginning of the period...................................       95,784        120,279
                                                                                          -----------    -----------
Cash and cash equivalents at end of the period.........................................    $  84,454      $  82,555
                                                                                          -----------    -----------
                                                                                          -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest..........................................................................    $  12,241      $   3,126
                                                                                          -----------    -----------
                                                                                          -----------    -----------
     Income taxes......................................................................    $  12,765      $   3,625
                                                                                          -----------    -----------
                                                                                          -----------    -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

1. BUSINESS DESCRIPTION

     As of March 31, 1997, TLC Beatrice International Holdings, Inc. ('TLC Beatrice' and together with its subsidiaries, the 'Company') and its subsidiaries was comprised of 11 operating entities and their subsidiaries located principally in western Europe. The Company's operating entities are engaged in the wholesale and retail distribution of food, groceries, household products and beverages, and the manufacture and marketing of ice cream and desserts, snacks, and beverages. Sales of these products are made to customers principally in western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 have not been audited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for such interim periods, are included. The results of operations for an interim period are not necessarily indicative of results for an entire year. The Company's Food Distribution segment shows relatively even sales and operating income throughout the year. The Grocery Products segment shows greater seasonality, with the majority of sales and operating income earned during the second and third quarters of the year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 9,138,465 for the three-month periods ended March 31, 1997 and 1996.

3. INVENTORIES

     Inventories consisted of the following components:

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1997            1996
                                                                              -----------    ------------
                                                                              (UNAUDITED)
                                                                                    (IN THOUSANDS)
Raw materials and supplies.................................................    $  11,895       $ 10,428
Work in process............................................................          110             78
Finished goods.............................................................      104,707        107,648
                                                                              -----------    ------------
                                                                                 116,712        118,154
Less inventory reserves....................................................         (682)          (693)
                                                                              -----------    ------------
     Total.................................................................    $ 116,030       $117,461
                                                                              -----------    ------------
                                                                              -----------    ------------

4. ACCUMULATED DEPRECIATION

     At March 31, 1997 and December 31, 1996, accumulated depreciation on property, plant and equipment amounted to $187,436,000 and $189,536,000, respectively.

5. INCOME TAXES

     Income tax expense is comprised primarily of foreign taxes on income. The effective tax rate therefore differs from the U.S. Federal statutory rate as a result of differences among U.S. and foreign rates, losses of certain companies having no current tax benefits, credits allowable against foreign taxes and nondeductible expenses such as goodwill amortization.

6. LITIGATION

     On May 20, 1994, Carlton Investments ('Carlton') filed a complaint against TLC Beatrice and the executrices of the Estate of Reginald F. Lewis ('Lewis Estate') in the Supreme Court of the State of New York, County of New York, titled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al. Carlton alleges that TLC Beatrice breached the Stockholders' Agreement by paying a $22.1

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

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

     On January 4, 1995, Carlton filed a stockholder derivative complaint allegedly on behalf of TLC Beatrice in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950. In this stockholder derivative action, which has been amended twice, Carlton seeks to recover for the benefit of TLC Beatrice millions of dollars of corporate funds allegedly paid to the late Reginald F. Lewis and entities controlled by or affiliated with him between 1987 and 1993. Named as defendants are the executrices of the Lewis Estate, several entities allegedly controlled by the late Mr. Lewis, together with a number of current and former directors and a former officer of TLC Beatrice. The derivative complaint also names TLC Beatrice and three of its subsidiaries as nominal defendants.

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

     The payment of the Settlement Amount is to be secured by the personal guaranty of Loida N. Lewis and the pledge by the Lewis Estate of shares of Common Stock of the Company owned by the

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

Lewis Estate, the number of shares to be pledged to be determined as follows: number of shares pledged equals Settlement Amount divided by $25.00 multiplied by 4.

     There can be no assurance that the Stipulation of Settlement will be approved, or if approved, what its final terms may be. It is currently under consideration by the Chancery Court in the State of Delaware.

     TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability or obligations, if any, as a result of this litigation is not determinable. The ultimate outcome that may result from these matters may have a material effect on TLC Beatrice's consolidated financial condition and/or results of operations. No provision for any liability or obligation that may result from these matters has been made in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other period.

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

RESULTS OF OPERATIONS

     The following table provides information concerning the Company's net sales and operating income, by segment, for the three months ended March 31, 1997 and 1996. The approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for such periods are shown in the table on page 10.

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1997        1996
                                                                                             --------    --------
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS)
Net Sales:
     Food Distribution....................................................................   $449,773    $458,645
     Grocery Products.....................................................................     63,964      71,745
                                                                                             --------    --------
          Total Net Sales.................................................................   $513,737    $530,390
                                                                                             --------    --------
                                                                                             --------    --------
Operating Income:
     Food Distribution....................................................................   $ 14,872    $ 13,953
     Grocery Products.....................................................................      2,664       3,634
     Corporate Expenses...................................................................     (1,233)     (2,841)
     Amortization of Intangibles..........................................................       (784)       (731)
                                                                                             --------    --------
          Total Operating Income..........................................................   $ 15,519    $ 14,015
                                                                                             --------    --------
                                                                                             --------    --------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

     Net sales were approximately $514 million for the three-month period ended March 31, 1997, a decrease of 3% compared to the corresponding period in 1996, or a 7% increase on a local currency basis.

     The Food Distribution segment had net sales for the three-month period ended March 31, 1997 of $450 million, a decrease of 2%, or a 8% increase on a local currency basis, over the comparable period in 1996. Wholesale sales relating to the Franprix network remained essentially flat with 1996, as an increase in the number of stores served (415 at March 31, 1997 versus 401 at March 31, 1996) was offset by a 4% decline in sales to comparative Franprix stores in the first quarter 1997 compared to the same period in 1996. Retail sales of owned Franprix stores were down 7% primarily due to low levels of consumer spending at the beginning of the period. Net sales of the Leader Price network increased by 19% reflecting additional volume created by the opening of 30 stores between March 31, 1997 and March 31, 1996.

     The Grocery Products segment had net sales in the first three months of 1997 of $64 million, a decrease of 11%, or 2% on a local currency basis, over the comparable period in 1996. A 15% decline in Beverage operation net sales was primarily responsible for the decline. Frisdranken Industrie Winters B.V. ('Winters'), the Company's producer of soft drinks in the Netherlands experienced the heaviest decline due loss of clients in northern Europe resulting from overcapacity which has created intense price competition. Slightly offsetting the sales decline from Beverage operations, the Company's ice cream operations reported a 10% increase in net sales due to favorable March weather conditions, strong sales from new product introductions and the addition of seven new distributors.

     Operating income of the Food Distribution segment increased by 7%, or 18% on a local currency basis, in the first three months of 1997 compared to the same period in 1996. The 55% increase in Leader Price operating income, reflecting a 14% increase in the number of stores opened March 31, 1997 versus March 31, 1996 and strong wholesale margins was partially offset by a reduction in Franprix's operating income. The Franprix wholesale operation was responsible for the decline reflecting lower gross margins due to price reductions initiated in the second quarter of 1996 taken to counter competition in the Paris area.

     Operating income of the Grocery Products segment declined by $1 million to $2.7 million, in the first quarter of 1997 versus the same period in 1996. A decrease in beverage operating income, reflecting a 15% decline in first quarter 1997 sales was partially offset by increased operating performance at the Company's ice cream operations located in Spain. Interglas S.A. ('Interglas'), an ice cream and yogurt manufacturer in the Canary Islands, increased operating income due to increased sales and production efficiencies achieved in 1997 due to new equipment installed in the first quarter of 1996. Helados La Menorquina S.A. ('La Menorquina'), an ice cream manufacturer in mainland Spain, increased operating income due to a 6% increase in sales.

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996.

                                                            NET SALES                        OPERATING INCOME
                                                ---------------------------------    ---------------------------------
                                                    PERCENT CHANGE                       PERCENT CHANGE
                                                   ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                                ----------------------     TOTAL     ----------------------     TOTAL
                                                              EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                                OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                                ----------    --------    -------    ----------    --------    -------
Segment
     Food distribution.......................        8%          (10)%       (2)%         18%         (11)%        7%
     Grocery products........................       (2)           (9)       (11)         (30)           3        (27)
          Total..............................        7           (10)        (3)           8           (8)        --

     Net income for the three months ended March 31, 1997 increased by approximately $100,000 to $1.3 million from $1.2 million due to higher operating income of $1.5 million and lower net interest expense of $1.2 million offset by higher taxes and minority interests in earnings of $2.1 million and $600,000 respectively primarily due to higher pre-tax income. In addition, 1996 tax expense reflected the recognition of certain deferred tax benefit adjustments not repeated in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Management believes that the Company's current level of indebtedness, amounting to approximately $281 million at March 31, 1997, of which $227 million represents long-term debt and $54 million represents short-term debt and current portion of long-term debt, is such that no significant restrictions on future earnings or liquidity exist and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company, however, continues to monitor its level of indebtedness.

     Working   capital  financing  is  generally  available  to  each  operating subsidiary of the Company through short-term lines of credit and overdraft facilities from local banks. At March 31, 1997, TLC Beatrice's subsidiaries had lines of credit denominated in local currencies totalling $98 million, of which $61 million remained unused. The Company believes that cash flow from operations combined with local credit facilities are sufficient, in the aggregate, to meet anticipated working capital and capital spending requirements, as well as the Company's debt service requirements for the foreseeable future, including interest payments.

     At March 31, 1997, the Company had working capital of $32.8 million, compared to working capital of $37.4 million at December 31, 1996.

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

     On October 6, 1995, Irish Holdings entered into the Credit Agreement pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) and (b) an amount calculated as follows: 28 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $15.1 million at the March 31, 1997 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $5.0 million at the March 31, 1997 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of March 31, 1997, approximately $15.0 million (at the then-prevailing foreign exchange rate), was borrowed under the Credit Agreement.

     In the three months ended March 31, 1997, cash used in operating activities was $24.5 million.

     In the three months ended March 31, 1997, cash provided by financing activities was $22.6 million, primarily reflecting approximately $21.5 million in net proceeds from the issuance of short-term debt.

     In the three months ended March 31, 1997, cash used in investing activities was $6.7 million, primarily reflecting capital expenditures. The Company estimates its 1997 net capital expenditures will be approximately $40 million. The Company anticipates that such expenditures will be applied to the costs of new Leader Price store openings and further expansion of the Company's ice cream sales in Spain.

     Pursuant to certain agreements entered into in 1992, the Company is obligated under certain circumstances to purchase the Baud Minority Stockholders' ownership interests in Distribution Leader Price and Retail Leader Price. The agreements provide that prior to June 30, 1997, if certain members of the Baud family cease to hold their management positions with the applicable company and the Company fails to propose and vote in favor of one of certain members of the Baud family as a replacement, the Baud Minority Stockholders have the right to require TLC France to purchase all of the Baud Minority Stockholders' shares pursuant to the Put Right, and TLC France has the right to purchase all of the Baud Minority Stockholders' shares of Distribution Leader Price in the event that the Baud Minority Stockholders exercise their put option with respect to the shares of Retail Leader Price. In addition, at any time on or after July 1, 1997 and prior to June 30, 2027, the Baud Minority Stockholders can exercise the Put Right, and TLC France can exercise the Call Right, without restriction. The price to exercise the Put Right is based on a formula calculated at the time of exercise which sets a purchase price at a multiple of the average annual net income per share of Distribution Leader Price and Retail Leader Price, as applicable, for the two fiscal years prior to exercise, with a guaranteed minimum return on the Baud Minority Stockholders' aggregate investment if an option is exercised prior to July 1, 1997. If the Put Right is exercised after July 1, 1997, and as long as the Notes are outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at PIBOR. After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if the Baud Minority Stockholders were to have exercised their Put Right on December 31, 1996, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $143 million. The price to exercise the Call Right is based on the same formula as in the exercise of the Put Right, except that the multiple of average annual net income is higher. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase during the two fiscal years prior to the exercise of such option, as to which no assurance can be given, the purchase price payable upon exercise of the Put Right and and Call Right would increase materially.

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

     The Spanish and Canary Islands provincial governments instituted a set of tax incentives beginning in 1994 which Interglas has opted to take advantage of for its 1994 and 1995 tax years. Interglas is required to make qualifying investments in productive machinery and equipment and/or local government interest-bearing bonds in the amount of $14.8 million in 1997, $14.7 million in 1998 and $400,000 in 1999 in order to qualify for these tax incentives. The Company has provided for deferred taxes on these requirements equal to the 35% tax rate on $29.9 million, or approximately, $10.5 million, in the event that the required investment obligations are not fulfilled. There can be no assurances that changes in existing Canary Islands tax rules and requirements will not occur or that the Company will be able to make the qualifying investments in the future. By reason of these uncertainties, the Company has recorded the potential full deferred tax liability. If the Company can fulfill these investment requirements, the deferred tax liability may be reversed depending upon the relevant facts and circumstances existing at the time.

     TLC Beatrice is a defendant in lawsuits with Carlton Investments alleging, among other things, a breach of the Stockholders' Agreement by TLC Beatrice and waste of corporate assets and breaches of fiduciary duties against the Lewis Estate and current and former directors of TLC Beatrice. TLC Beatrice intends to vigorously defend against these actions and believes these allegations to be without merit. TLC Beatrice's outside litigation counsel has advised TLC Beatrice that at this time the extent of TLC Beatrice's liability, if any, is not determinable. The ultimate outcome that may result from these matters may have a material effect on TLC Beatrice's consolidated financial condition and/or results of operations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K for the year ended December 31, 1996, the Company is a defendant in certain legal proceedings in Delaware and New York, brought by Carlton Investments. See Item 3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996 and Note 6 to the Consolidated Financial Statements included herein under Part I.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

27. Financial Data Schedule.

     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TLC BEATRICE INTERNATIONAL
                                            HOLDINGS, INC.

Date: May 6, 1997                                         By                /s/ Loida N. Lewis
                                                          ........................................................
                                                                               LOIDA N. LEWIS
                                                                                  CHAIRMAN

Date: May 6, 1997                                         By               /s/ Peter Offermann
                                                          ........................................................
                                                                              PETER OFFERMANN
                                                                        EXECUTIVE VICE PRESIDENT AND
                                                                          CHIEF FINANCIAL OFFICER