Form 10-Q
period 1997-06-30
TLC BEATRICE INTERNATIONAL HOLDINGS INC
filed 1997-08-06
CIK 835589

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-Q

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 1, 1997 the registrant had 9,138,465 shares of common stock outstanding.

________________________________________________________________________________

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets -- June 30, 1997 (unaudited) and December 31, 1996........................     3

     Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1997 and
      1996 (unaudited).....................................................................................     4

     Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996
      (unaudited)..........................................................................................     5

     Notes to Consolidated Financial Statements............................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............     8

Part II -- Other Information

Item 1. Legal Proceedings..................................................................................    13

Item 4. Submission of Matters to a Vote of Security Holders................................................    13

Item 6. Exhibits and Reports on Form 8-K...................................................................    13

Signatures.................................................................................................    14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1997            1996
                                                                                        -----------    ------------
                                                                                        (UNAUDITED)

                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $  78,276       $ 95,784
     Receivables, net................................................................      167,831        150,817
     Inventories, net................................................................      124,808        117,461
     Other current assets............................................................       17,442         11,036
                                                                                        -----------    ------------
          Total current assets.......................................................      388,357        375,098
Property, plant and equipment, net...................................................      239,357        263,859
Goodwill, net of accumulated amortization of $21,288 and $23,539 at June 30, 1997 and
  December 31, 1996, respectively....................................................       81,531         90,509
Other noncurrent assets..............................................................       73,106         52,238
                                                                                        -----------    ------------
          Total assets...............................................................    $ 782,351       $781,704
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term debt...........................    $  49,060       $ 34,095
     Accounts payable................................................................      238,088        226,827
     Taxes currently payable.........................................................       11,268         18,563
     Accrued expenses................................................................       57,075         58,174
                                                                                        -----------    ------------
          Total current liabilities..................................................      355,491        337,659
Long-term debt.......................................................................      227,960        229,492
Deferred income taxes................................................................        2,109          7,409
Minority interests...................................................................       62,932         77,447
Other noncurrent liabilities.........................................................       31,447         23,487
                                                                                        -----------    ------------
          Total liabilities..........................................................      679,939        675,494
                                                                                        -----------    ------------
Commitments and contingencies........................................................       --             --
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,500,000 shares; none
      outstanding....................................................................       --             --
     Common stock, $.01 par value; authorized 11,000,000 shares; issued 9,750,000
      shares.........................................................................           97             97
     Additional paid-in capital......................................................        9,653          9,653
     Treasury stock (611,535 shares).................................................      (23,200)       (23,200)
     Retained earnings...............................................................      173,472        157,148
     Cumulative foreign currency translation adjustment..............................      (57,610)       (37,488)
                                                                                        -----------    ------------
          Total stockholders' equity.................................................      102,412        106,210
                                                                                        -----------    ------------
          Total liabilities and stockholders' equity.................................    $ 782,351       $781,704
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                1997           1996           1997           1996
                                                             -----------    -----------    -----------    -----------
                                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net sales.................................................    $ 577,073      $ 585,736     $ 1,090,810    $ 1,116,126
                                                             -----------    -----------    -----------    -----------
Operating expenses:
     Cost of sales........................................      467,811        478,111         892,055        920,315
     Selling, general and administrative expenses.........       78,681         79,502         151,621        152,942
     Income from settlement of litigation, net............       (9,850)        --              (9,850)       --
     Amortization of intangible assets....................          926            713           1,960          1,444
                                                             -----------    -----------    -----------    -----------
          Total operating expenses........................      537,568        558,326       1,035,786      1,074,701
                                                             -----------    -----------    -----------    -----------
Operating income..........................................       39,505         27,410          55,024         41,425
                                                             -----------    -----------    -----------    -----------
Other income (expense):
     Interest income......................................        1,439          2,138           2,778          4,130
     Interest expense.....................................       (6,987)        (8,447)        (13,884)       (17,180)
     Other income.........................................          243            156             515            313
                                                             -----------    -----------    -----------    -----------
          Total other income (expense)....................       (5,305)        (6,153)        (10,591)       (12,737)
                                                             -----------    -----------    -----------    -----------
Income from operations before income taxes and minority
  interests in earnings...................................       34,200         21,257          44,433         28,688
Income taxes..............................................       (8,393)        (4,964)        (12,572)        (7,035)
Minority interests in earnings............................       (8,811)        (8,686)        (13,527)       (12,806)
                                                             -----------    -----------    -----------    -----------
Net income................................................    $  16,996      $   7,607     $    18,334    $     8,847
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------
Income per common share...................................        $1.86           $.83           $2.01           $.97
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------
Weighted average number of common shares outstanding......        9,138          9,138           9,138          9,138
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          --------------------------
                                                                                             1997           1996
                                                                                          -----------    -----------
                                                                                          (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................................     $18,334        $ 8,847
  Items not affecting cash:
     Depreciation and amortization of intangible assets................................      20,867         18,410
     Minority interests in earnings, net of distributions..............................      (6,612)        11,651
     Deferred income taxes and other items, net........................................     (20,854)        (8,660)
  Changes in working capital:
     Receivables.......................................................................     (35,414)       (32,173)
     Inventories.......................................................................     (21,411)       (11,065)
     Accounts payable and accrued expenses.............................................      41,874         13,395
     Taxes payable.....................................................................      (5,284)         5,358
     Other current assets..............................................................      (7,711)        (2,046)
                                                                                          -----------    -----------
          Net cash (used in) provided by operating activities..........................     (16,211)         3,717
                                                                                          -----------    -----------
  Cash flows from investing activities:
     Expenditures for property, plant and equipment....................................     (23,438)       (40,401)
     Proceeds from disposal of assets..................................................       7,997          1,249
     Other investments.................................................................      (3,434)        (1,821)
                                                                                          -----------    -----------
          Net cash used in investing activities........................................     (18,875)       (40,973)
                                                                                          -----------    -----------
  Cash flows from financing activities:
     Proceeds from issuance of long-term debt..........................................      13,385         13,452
     Long-term debt repayments.........................................................      (8,873)        (6,152)
     Net proceeds from issuance of short-term debt.....................................      18,602          2,844
     Repurchase of common stock........................................................      --             (1,170)
     Common stock dividends............................................................      (2,010)        (1,005)
     Minority interest loans...........................................................      --               (866)
                                                                                          -----------    -----------
          Net cash provided by financing activities....................................      21,104          7,103
                                                                                          -----------    -----------
Foreign exchange effects on cash and cash equivalents..................................      (3,526)          (107)
                                                                                          -----------    -----------
Net decrease in cash and cash equivalents..............................................     (17,508)       (30,260)
Cash and cash equivalents at beginning of the period...................................      95,784        120,279
                                                                                          -----------    -----------
Cash and cash equivalents at end of the period.........................................     $78,276        $90,019
                                                                                          -----------    -----------
                                                                                          -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest..........................................................................     $13,405        $16,343
                                                                                          -----------    -----------
                                                                                          -----------    -----------
     Income taxes......................................................................     $18,204        $10,088
                                                                                          -----------    -----------
                                                                                          -----------    -----------

                See Notes to Consolidated Financial Statements.

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

1. BUSINESS DESCRIPTION

     As of June 30, 1997, TLC Beatrice International Holdings, Inc. ('TLC Beatrice' and together with its subsidiaries, the 'Company') and its subsidiaries was comprised of 11 operating entities and their subsidiaries located principally in western Europe. The Company's operating entities are engaged in the wholesale and retail distribution of food, groceries, household products and beverages, and the manufacture and marketing of ice cream and desserts, snacks, and beverages. Sales of these products are made to customers principally in western Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results for an entire year. The Company's Food Distribution segment shows relatively even sales and operating income throughout the year. The Grocery Products segment shows greater seasonality, with the majority of sales and operating income earned during the second and third quarters of the year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.

3. INVENTORIES

     Inventories consisted of the following components:


                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1997            1996
                                                                              -----------    ------------
                                                                              (UNAUDITED)
                                                                                    (IN THOUSANDS)

Raw materials and supplies.................................................    $  12,750       $ 10,428
Work in process............................................................          157             78
Finished goods.............................................................      111,901        106,955
                                                                              -----------    ------------
     Total.................................................................    $ 124,808       $117,461
                                                                              -----------    ------------
                                                                              -----------    ------------

4. INCOME FROM SETTLEMENT OF LITIGATION, NET

     The Company recorded $14.9 million income due from the Estate of Reginald
F. Lewis primarily reflecting a return of expenses recorded by the Company in 1992. Offsetting the favorable Settlement Amount (as hereafter defined), the Company recorded $5.1 million in litigation expenses (which expenses are subject to court approval) payable to Carlton as reimbursement of its expenses as part of the Global Settlement (as hereafter defined). See Note 6 to Notes to Consolidated Financial Statements.

5. INCOME TAXES

     Income tax expense is comprised primarily of foreign taxes on income. The effective tax rate therefore differs from the U.S. Federal statutory rate as a result of differences among U.S. and foreign rates, losses of certain companies having no current tax benefits, credits allowable against foreign taxes and nondeductible expenses such as goodwill amortization.

6. LITIGATION

     On May 20, 1994, Carlton Investments ('Carlton') filed a complaint against TLC Beatrice and the executrices of the Estate of Reginald F. Lewis ('Lewis Estate') in the Supreme Court of the State of New York, County of New York, titled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al. (the 'New York Action'). Carlton alleged that TLC Beatrice breached the Stockholders' Agreement by paying a $22.1 million compensation package to Mr. Reginald F. Lewis, former Chairman

                   TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

of the Board and Chief Executive Officer of TLC Beatrice. Carlton initially sought $11.0 million plus interest in damages and attorneys' fees and costs.

     On January 4, 1995, Carlton filed a stockholder derivative complaint allegedly on behalf of TLC Beatrice in the Court of Chancery of the State of Delaware, New Castle County, entitled Carlton Investments v. TLC Beatrice International Holdings, Inc., et al., C.A. No. 13950 (the 'Delaware Action'). In this stockholder derivative action, which had been amended twice, Carlton challenged the expenditure of corporate funds allegedly paid to the late Reginald F. Lewis and entities controlled by or affiliated with him between 1987 and 1993. Named as defendants are the executrices of the Lewis Estate, several entities allegedly controlled by the late Mr. Lewis, together with a number of current and former directors and a former officer of TLC Beatrice. The derivative complaint also names TLC Beatrice and three of its subsidiaries as nominal defendants.

     TLC Beatrice and the other defendants had filed answers and affirmative defenses to the derivative complaint denying all material allegations.

     A settlement has resulted from the formation by TLC Beatrice's Board of Directors on May 24, 1996 of a Special Litigation Committee (the 'SLC'). On that date, the Board, including Carlton's representative on the Board, Paul Biddelman, unanimously voted to expand the size of the Board by two seats, elected Clifford L. Alexander, Jr. and William H. Webster to the Board and appointed Messrs. Alexander and Webster as directors, with no personal or business relationships or dealings with the defendants, TLC Beatrice or the Lewis family, to serve as the members of the SLC. The SLC was charged with the responsibility of investigating and evaluating the allegations and issues in the litigation and to consider and determine whether or not continued prosecution of the Delaware Action was in the best interests of TLC Beatrice and its shareholders and what action TLC Beatrice should take concerning the Delaware Action in accordance with Delaware law.

     The SLC, through its counsel, entered into a Stipulation of Settlement dated November 12, 1996 with counsel for all of the defendants, which was approved over Carlton's objection by the Delaware Chancery Court by Memorandum Opinion of May 20, 1997 and Final Judgment Order dated June 9, 1997. The Stipulation of Settlement is a full and final settlement of the Delaware Action and releases defendants from all claims that were or could have been raised by Carlton or any other shareholder in the suit. Under the Stipulation of Settlement, the Lewis Estate has agreed to pay the Company the amount of $14,932,000 plus interest over the next seven years (the 'Settlement Amount'). The payment of the Settlement Amount is to be secured by the personal guaranty of Loida N. Lewis and the pledge by the Lewis Estate of shares of Common Stock of the Company owned by the Lewis Estate.

     By Settlement Agreement and Release dated July 11, 1997 (the 'Global Settlement'), the Company, the Lewis Estate, Carlton and Presidential Life Insurance Company, individually and as plaintiff class representative ('Presidential Life'), agreed to settle all outstanding litigation among them, including the New York Action and the dismissal of the Company's appeal before the United States Court of Appeals for the Second Circuit in the case titled, Presidential Life Ins. Co. v. Milken, Case No. 92 Civ. 1151 (MP) (the 'Presidential Life Class Action'). The Company's appeal before the Second Circuit had sought to overturn the final judgment in the Presidential Life Class Action as constitutionally deficient in several aspects. Pursuant to the Global Settlement, the dismissal of the Company's appeal was approved by the Second Circuit on July 17, 1997.

     Further, as part of the Global Settlement, the Company agreed not to contest Carlton's request for reimbursement of legal fees and expenses incurred by Carlton in prosecuting the Delaware Action, an amount of $5,082,774. Carlton also agreed not to appeal the Stipulation of Settlement.

     By reason of the Stipulation of Settlement and the Global Settlement, all outstanding litigation between Carlton and the Company has been resolved. In addition, Carlton released all defendants from any and all claims which have been, or could have been, or in the future might be, asserted in the Delaware Action, the New York Action or the Presidential Life Class Action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other period.

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

RESULTS OF OPERATIONS

     The following table provides information concerning the Company's net sales and operating income, by segment, for the three months and the six months ended June 30, 1997 and 1996. The approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for such periods are shown in the tables on page 10.

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                                --------------------    ------------------------
                                                                  1997        1996         1997          1996
                                                                --------    --------    ----------    ----------
                                                                             (DOLLARS IN THOUSANDS)
Net Sales:
     Food Distribution.......................................   $465,187    $468,024    $  914,960    $  926,669
     Grocery Products........................................    111,886     117,712       175,850       189,457
                                                                --------    --------    ----------    ----------
          Total Net Sales....................................   $577,073    $585,736    $1,090,810    $1,116,126
                                                                --------    --------    ----------    ----------
                                                                --------    --------    ----------    ----------
Operating Income:
     Food Distribution.......................................   $ 19,439    $ 16,154    $   34,311    $   30,107
     Grocery Products........................................     14,147      17,133        16,811        20,767
     Corporate...............................................      6,582      (5,164)        5,349        (8,005)
     Amortization of Intangibles.............................       (663)       (713)       (1,447)       (1,444)
                                                                --------    --------    ----------    ----------
          Total Operating Income.............................   $ 39,505    $ 27,410    $   55,024    $   41,425
                                                                --------    --------    ----------    ----------
                                                                --------    --------    ----------    ----------

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Net sales were approximately $1.1 billion for the six-month period ended June 30, 1997, a decrease of 2% compared to the corresponding period in 1996, or a 9% increase on a local currency basis. For the quarter ended June 30, 1997, net sales were approximately $577 million, a decrease of 2% or an 11% increase on a local currency basis compared to the corresponding period in 1996.

     The Food Distribution segment had net sales for the six-month period ended June 30, 1997 of $915 million, a decrease of 1%, or a 10% increase on a local currency basis, over the comparable period in 1996. Wholesale sales relating to the Franprix network increased 2%, reflecting an increase in the number of stores served (411 at June 30, 1997 versus 400 at June 30, 1996) which was partially offset by a 2.4% decline in sales to comparative Franprix stores in the first half of 1997 compared to the same period in 1996. Retail sales of owned Franprix stores were down 4% primarily due to low levels of consumer spending at the beginning of the period. Net sales of the Leader Price network increased by 20% reflecting additional volume created by the opening of 26 stores between June 30, 1997 and June 30, 1996. Net sales of the Food Distribution segment for the three-month period ended June 30, 1997 were $465 million, a decrease of 1% compared to the same period in 1996, or a 12% increase on a local currency basis. The continued growth of the Leader Price network was primarily responsible for the increase.

     The Grocery Products segment had net sales in the first six months of 1997 of $176 million, a decrease of 7%, or an increase of 3% on a local currency basis, over the comparable period in 1996. A 5% increase in the Company's ice cream operations was primarily responsible for the growth reflecting strong sales from new product introductions and the addition of seven new distributors. In addition, Tayto Ltd. ('Tayto'), a manufacturer of potato chips and snacks in Ireland, recorded a 6% increase in net sales due to price increases implemented in April 1996 and increased volume of crisps sales resulting from strong promotional activities in the first half of 1997. The Grocery Products segment reported a 5% decrease in net sales, from $118 million to $112 million, for the second quarter 1997 versus the second quarter 1996. On a local currency basis, net sales increased 6%. The Grocery Products segment is highly seasonal with the majority of sales and income recorded in the second and third quarters of the year. Year-to-date figures for this segment are indicative of second quarter results.

     Operating income of the Food Distribution segment increased by 14%, or 27% on a local currency basis, in the first six months of 1997 compared to the same period in 1996. The 47% increase in Leader Price operating income, reflecting a 12% increase in the total number of stores opened as of June 30, 1997 versus June 30, 1996 and strong wholesale margins was partially offset by a reduction in Franprix's operating income. The Franprix wholesale operation was responsible for the decline, reflecting lower gross margins due to price reductions initiated in the second quarter of 1996 taken to counter competition in the Paris area. Operating income for the Food Distribution segment increased 20%
to $19 million, or 35% on a local currency basis, in the second quarter 1997 versus the comparable period in 1996. Both the Franprix and Leader Price networks showed strong increases of operating income of 12% and 43%, respectively, in the second quarter of 1997 versus the second quarter of 1996.

     Operating income of the Grocery Products segment declined by 19%, or 13% on a local currency basis, in the first half of 1997 versus the same period in 1996. A decrease in beverage operating income was offset by increases in the ice cream and snack operations of the Company. Poor weather conditions, start-up losses of the Company's new bottling factory in France and increased competition were responsible for the beverage operation's decline. Interglas S.A. ('Interglas'), an ice cream and yogurt manufacturer in the Canary Islands, increased operating income due to increased sales and production efficiencies achieved in 1997 due to new equipment installed in the first quarter of 1996. Helados La Menorquina S.A. ('La Menorquina'), an ice cream manufacturer in mainland Spain, increased operating income due to an increase in sales of 5%, improvements in productivity costs and unusually high bad debt expenses recorded in 1996 not repeated in 1997. Tayto increased operating income by 3%, primarily reflecting increased sales. Operating income of the Grocery Products segment in the second quarter of 1997 of $14 million decreased 17%, or 9% on a local currency basis, versus the second quarter of 1996. As discussed previously, due to the highly seasonal nature of the Grocery Products segment, second quarter results and year-to-date results are highly reflective of each other. Interglas and La Menorquina combined and Tayto reported increases of 7% each in the three months ended June 30, 1997 versus the comparable period in the prior year while beverage operations decreased 48%.

     Corporate expenses reflect income of $5 million in the six months ended June 30, 1997 versus an expense of $8 million in the comparable period in 1996 primarily reflecting a favorable settlement in the Company's litigation with Carlton Investments (see Note 6 to the Notes to Consolidated Financial Statements). The Company recorded $14.9 million income due from the Estate of Reginald F. Lewis primarily reflecting a return of expenses recorded by the Company in 1992. Offsetting the favorable Settlement Amount, the Company recorded $5.1 million in litigation expenses (which expenses are subject to court approval) payable to Carlton as reimbursement of their expenses as part of the Global Settlement.

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996.

                                                            NET SALES                        OPERATING INCOME
                                                ---------------------------------    ---------------------------------
                                                    PERCENT CHANGE                       PERCENT CHANGE
                                                   ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                                ----------------------     TOTAL     ----------------------     TOTAL
                                                              EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                                OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                                ----------    --------    -------    ----------    --------    -------
Segment
     Food distribution.......................       10%          (11)%       (1)%         27%         (13)%       14%
     Grocery products........................        3           (10)        (7)         (13)          (6)       (19)
          Total..............................        9           (11)        (2)          11          (10)         1

     The following table details the approximate percentage changes in net sales and operating income attributable to operations on a local currency basis and to changes in exchange rates for the three month period ended June 30, 1997 as compared to the three month period ended June 30, 1996.

                                                            NET SALES                        OPERATING INCOME
                                                ---------------------------------    ---------------------------------
                                                    PERCENT CHANGE                       PERCENT CHANGE
                                                   ATTRIBUTABLE TO                      ATTRIBUTABLE TO
                                                ----------------------     TOTAL     ----------------------     TOTAL
                                                              EXCHANGE    PERCENT                  EXCHANGE    PERCENT
                                                OPERATIONS     RATES      CHANGES    OPERATIONS     RATES      CHANGES
                                                ----------    --------    -------    ----------    --------    -------
Segment
     Food distribution.......................       12%          (13)%       (1)%         35%         (15)%       20%
     Grocery products........................        6           (11)        (5)          (9)          (8)       (17)
          Total..............................       11           (13)        (2)          12          (11)         1

     Net income for the six months ended June 30, 1997 increased by approximately $9.5 million from $8.8 million to $18.3 million due to higher operating income of $13.6 million and lower net interest expense of $1.9 million offset by higher taxes and minority interest in earnings of $5.5 million and $700,000 respectively primarily reflecting higher pre-tax income. In addition, 1996 tax expense reflected the recognition of certain deferred tax benefits adjustments not repeated in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Management believes that the Company's current level of indebtedness, amounting to approximately $277 million at June 30, 1997, of which $228 million represents long-term debt and $49 million represents short-term debt and current portion of long-term debt, is such that no significant restrictions on future earnings or liquidity exist and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company, however, continues to monitor its level of indebtedness.

     Working capital financing is generally available to each operating subsidiary of the Company through short-term lines of credit and overdraft facilities from local banks. At June 30, 1997, TLC Beatrice's subsidiaries had lines of credit denominated in local currencies totalling $94 million, of which $61 million remained unused. The Company believes that cash flow from operations combined with local credit facilities are sufficient, in the aggregate, to meet anticipated working capital and capital spending requirements, as well as the Company's debt service requirements for the foreseeable future, including interest payments.

     At June 30, 1997, the Company had working capital of $32.9 million, compared to working capital of $37.4 million at December 31, 1996.

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

     On October 6, 1995, Irish Holdings entered into the Credit Agreement (amended as of February 26, 1997) pursuant to which Irish Holdings can initially borrow up to the lower of (a) 16 million Irish Punts (approximately $25.9 million at the then-prevailing foreign exchange rate) and (b) an amount calculated as follows: 34 million Irish Punts plus any share capital contributed in cash to Tayto, Irish Holdings' principal operating subsidiary, less the cumulative amount of cash dividends paid and management fees and intercompany loans made by Tayto to Irish Holdings from the date of the Credit Agreement. The amount available for borrowing under the Credit Agreement is reduced to (i) 9.6 million Irish Punts (approximately $14.6 million at the June 30, 1997 foreign exchange rate) from February 1, 1999 through January 31, 2000 and (ii) 3.2 million Irish Punts (approximately $4.9 million at the June 30, 1997 foreign exchange rate) from February 1, 2000 through January 31, 2001, at which time all amounts outstanding must be repaid. Interest on borrowings in Irish Punts is payable at the rate of the Dublin Interbank Offering Rate ('DIBOR') plus 1.65%. The Credit Agreement also provides for an alternative currency option pursuant to which Irish Holdings can borrow in certain other currencies at an interest rate equal to LIBOR plus 1.65%. The Credit Agreement contains restrictions on certain activities of Irish Holdings and Tayto, including, among other things, the incurrence of indebtedness or encumbrances, entering into agreements other than in the ordinary course of business, the making of certain capital expenditures and the acquisition or sale of assets outside the ordinary course of business. In addition, Irish Holdings and Tayto are required to maintain certain financial ratios. The Credit Agreement is guaranteed by TLC Beatrice and secured by a pledge of the common stock of Tayto owned by Irish Holdings. As of June 30, 1997, approximately $15.0 million (at the then-prevailing foreign exchange rate), was borrowed under the Credit Agreement.

     In the six months ended June 30, 1997, cash used in operating activities was $16.2 million.

     In the six months ended June 30, 1997, cash provided by financing activities was $21.1 million, primarily reflecting approximately $18.6 million in net proceeds from the issuance of short-term debt.

     In the six months ended June 30, 1997, cash used in investing activities was $18.9 million, primarily reflecting capital expenditures. The Company estimates its 1997 net capital expenditures will be approximately $40 million. The Company anticipates that such expenditures will be applied to the costs of new Leader Price store openings and further expansion of the Company's ice cream sales in Spain.

     Pursuant to certain agreements entered into in 1992, TLC Beatrice International Holdings France S.A., an indirect wholly-owned subsidiary of the Company ('TLC France'), is obligated under certain circumstances to purchase the ownership interests in Distribution Leader Price and Retail Leader Price from the minority stockholders of Distribution Leader Price and Retail Leader Price, who, directly or indirectly, are various members of the Baud family and a corporate entity controlled by the Baud family (collectively, the 'Baud Minority Stockholders'). At any time on or after July 1, 1997 and prior to June 30, 2027, the Baud Minority Stockholders can exercise their right to require TLC France to purchase their shares in Distribution Leader Price and Retail Leader Price (the 'Put Right'), and TLC France can exercise its right to require the Baud Minority Stockholders to sell their shares in Distribution Leader Price and Retail Leader Price (the 'Call Right'), without restriction. The price to exercise the Put Right is based on a formula calculated at the time of exercise which sets a purchase price at a multiple of the average annual net income per share of Distribution Leader Price and Retail Leader Price, as applicable, for the two fiscal years prior to exercise. If the Put Right is exercised after July 1, 1997, and as long as the Notes are outstanding, the purchase price for such shares is payable 25% on the closing of the purchase of such shares, 45% on the first anniversary of such closing and 30% on the second anniversary of such closing, together with interest thereon at PIBOR. After repayment of the Notes, the purchase price for such shares is payable 50% on the closing of the purchase of such shares and 50% on the first anniversary of such closing, without interest. Solely for purposes of illustration, if the Baud Minority Stockholders were to have exercised their Put Right on December 31, 1996, using the formula that would be in effect on July 1, 1997, the total purchase price for such shares would have been approximately $143 million. The price to exercise the Call Right is based on the same formula as in the exercise of the Put Right, except that the multiple of average annual net income is higher. Distribution Leader Price and Retail Leader Price have shown substantial earnings growth during the past three years. If such companies' earnings were to continue to increase during the two fiscal years prior to the exercise of such option, as to which no assurance can be given, the purchase price payable upon exercise of the Put Right and and Call Right would increase materially.

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

     The Spanish and Canary Islands provincial governments instituted a set of tax incentives beginning in 1994 which Interglas has opted to take advantage of for its 1994 and 1995 tax years. Interglas is required to make qualifying investments in productive machinery and equipment and/or local government interest-bearing bonds in the amount of $13.8 million in 1997, $13.8 million in 1998 and $370,000 in 1999 in order to qualify for these tax incentives. The Company has provided for deferred taxes on these requirements equal to the 35% tax rate on $28.0 million, or approximately, $9.8 million, in the event that the required investment obligations are not fulfilled. There can be no assurances that changes in existing Canary Islands tax rules and requirements will not occur or that the Company will be able to make the qualifying investments in the future. By reason of these uncertainties, the Company has recorded the potential full deferred tax liability. If the Company can fulfill these investment requirements, the deferred tax liability may be reversed depending upon the relevant facts and circumstances existing at the time.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 requires a reconciliation of net income to comprehensive income in the financial statements. Comprehensive income includes items that are excluded from net income and reported as components of stockholders' equity, such as unrealized gains and losses on certain investments in debt and equity securities, foreign currency items and minimum pension liability adjustments. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Except for historical matters, the matters discussed in Part I, Item 2. 'Management's Discussion and Analysis of Financial Condition and Results of Operations' are forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. TLC Beatrice wishes to caution the reader that the factors below in some cases have affected and could affect TLC Beatrice's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: governmental regulations relating to new store openings, adverse market trends and purchasing habits of consumers living in the Paris metropolitan area which adversely affect Franprix, competition in the Paris area, negotiations and the then-current relationships with minority stockholders, and foreign exchange rates.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K for the year ended December 31, 1996, the Company was a defendant in certain legal proceedings in Delaware and New York, brought by Carlton Investments. All legal proceedings between Carlton and the Company have now been resolved. See Item 3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996 and Note 6 to the Consolidated Financial Statements included herein under Part I.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

27. Financial Data Schedule.

     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TLC BEATRICE INTERNATIONAL
                                            HOLDINGS, INC.

Date: August 6, 1997                                                By       /s/ Loida N. Lewis
                                                          ........................................................
                                                                               LOIDA N. LEWIS
                                                                                  CHAIRMAN

Date: August 6, 1997                                                By      /s/ Peter Offermann
                                                          ........................................................
                                                                              PETER OFFERMANN
                                                                        EXECUTIVE VICE PRESIDENT AND
                                                                          CHIEF FINANCIAL OFFICER